Form 10-K405
CENTRAL ILLINOIS LIGHT CO; CILCORP INC
filed 1995-03-24
CIK 18651, 762129

	    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
             			Washington, DC  20549
                   				FORM 10-K

	[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	     OF THE SECURITIES EXCHANGE ACT OF 1934
	   For the Fiscal Year ended December 31, 1994

				 OR

	[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	     OF THE SECURITIES EXCHANGE ACT OF 1934
	     For the Transition period from ........ to ........

Commission          Registrant; State of Incorporation;     IRS Employer
File Number            Address; and Telephone Number     Identification No.

  1-8946                       CILCORP Inc.                   37-1169387
               		       (An Illinois Corporation)
            		      300 Hamilton Blvd., Suite 300
                     			Peoria, Illinois  61602
			                          (309) 675-8810

 1-2732                CENTRAL ILLINOIS LIGHT COMPANY         37-0211050
                    			 (An Illinois Corporation)
			                         300 Liberty Street
                    			 Peoria, Illinois  61602
			                           (309) 675-8810

Securities registered pursuant to Section 12(b) of the Act:

                                          						Name of each exchange
Title of each class so registered                on which registered

CILCORP Inc. Common stock, no par value          New York and Chicago

CILCO Preferred Stock, Cumulative
	$100 par, 4 1/2% series                         New York

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

		      Yes      X             No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

At March 10, 1995, the aggregate market value of the voting stock of CILCORP Inc. (CILCORP) held by nonaffiliates was approximately $453 million. On that date, 13,035,756 common shares (no par value) were outstanding.

At March 10, 1995, the aggregate market value of the voting stock of Central Illinois Light Company (CILCO) held by nonaffiliates was approximately $57 million. The voting stock of CILCO consists of its common and preferred stock. On that date, 13,563,871 shares of CILCO's common stock, no par value, were issued and outstanding and privately held, beneficially and of record, by CILCORP Inc.

DOCUMENTS INCORPORATED BY REFERENCE

CILCORP Inc.'s Proxy Statement dated March 13, 1995, in connection with its Annual Meeting to be held on April 25, 1995, is incorporated into
Part I and Part III hereof.

Central Illinois Light Company's Proxy Statement dated March 28, 1995, in connection with its Annual Meeting to be held on April 25, 1995, is incorporated into Part I and Part III hereof.

CILCORP Inc.'s Annual Report to Shareholders for the year ended December 31, 1994 -- Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference into Part II Item 7.

CILCORP Inc.'s Annual Report to Shareholders for the year ended December 31, 1994 -- Financial Statements, Notes to the Financial Statements and Supplementary Data is incorporated herein by reference into Part II Item 8.

                    			    CILCORP INC.
				                          and
              		    Central Illinois Light Company
             		     1994 Form 10-K Annual Report


This combined Form 10-K is separately filed by CILCORP Inc. and Central Illinois Light Company (CILCO). Information herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, CILCO makes no representation as to information relating to any other subsidiary of CILCORP Inc.


                     			   Table of Contents

                                                              								Page

Glossary                                                              5-6
                  			         Part I

Item 1.  Business
		The Company and its Subsidiaries                                    7-8
		Business of CILCO                                                   8-9
			Electric Service                                                  9-10
			Gas Service                                                        10
			Regulation                                                       10-11
			Electric Fuel and Purchased Gas
			  Adjustment Clauses                                               11
			Fuel Supply - Coal                                                 11
			Natural Gas Supply                                               12-13
			Financing and Capital Expenditures Programs                        13
			Environmental Matters                                              14
			Significant Customer                                               14
			Franchises                                                         14
			Competition                                                      14-15
			Employees                                                          15
			Business of ESE                                                  15-17
			Customers                                                          17
			Regulation of ESE's Clients                                      18-19
			Regulation of ESE                                                19-20
			Competition                                                        20
			Subcontractors                                                     20
			Government Contracts                                               20
			Patents and Trademark Protection                                 20-21
			Potential Liabilities and Insurance                              21-22
			Employees                                                          22
		Other Businesses                                                    22
			CIM/CLM                                                            22
			Holding Company                                                  22-23
			CVI                                                                23
			Employees                                                          23
Item 2.  Properties                                                 23-24
Item 3.  Legal Proceedings                                          24-25
Item 4.  Submission of Matters to a Vote of Security Holders          25
	        Executive Officers of the Registrant                       25-26

			                          Part II

Item 5.  Market for the Registrant's Common Equity
       	 and Related Stockholder Matters                              27
Item 6.  Selected Financial Data                                      28
Item 7.  Management's Discussion and Analysis of
	        Financial Condition and Results of Operations                28
Item 8.  Index - Financial Statements, Supplementary Data
       	 and Exhibits                                                 29
Item 9.  Changes in and Disagreements with Accountants
       	 on Accounting and Financial Disclosure                       52

                    			      Part III

Item 10. Directors and Executive Officers of the Registrants          52
Item 11. Executive Compensation                                      52-53
Item 12. Security Ownership of Certain Beneficial
       	 Owners and Management                                        53
Item 13. Certain Relationships and Related Transactions               53

                   			       Part IV

Item 14. Exhibits, Financial Statement Schedules, and
	        Reports on Form 8-K                                        54-58

                     			  GLOSSARY OF TERMS


When used herein, the following terms will have the meanings indicated.

AFUDC -- Allowance for Funds Used During Construction

BTU -- British Thermal Unit. The quantity of heat required to raise temperature of one pound of water one degree Fahrenheit.

BCF -- Billion cubic feet

Caterpillar -- Caterpillar Inc., CILCO's largest industrial customer

CECO -- CILCO Energy Corporation; a wholly-owned subsidiary of CILCO

CEDCO -- CILCO Exploration and Development Company; a wholly-owned subsidiary of CILCO

CERCLA -- Comprehensive Environmental Response Compensation and
       	  Liability Act

CESI -- CILCORP Energy Services Inc.

CILCO -- Central Illinois Light Company

CIM -- CILCORP Investment Management Inc.

CIPS -- Central Illinois Public Service Company

CLM -- CILCORP Lease Management Inc.

Company -- CILCORP Inc.

Cooling Degree Days -- The measure of the degree of warm weather experienced, based on the extent to which average of high and low temperatures for a day falls above 65 degrees Fahrenheit (annual degree days above historic average indicate warmer than average temperatures); historic average provided by U.S. Weather Bureau for 30-year period.

CVI -- CILCORP Ventures Inc.

DSM -- Demand Side Management. The process of helping customers control how they use energy resources.

EMF -- Electric and magnetic fields

EPA -- Environmental Protection Agency (Federal)

ESE -- Environmental Science & Engineering, Inc.

FAC -- Fuel Adjustment Clause

FASB -- Financial Accounting Standards Board

FERC -- Federal Energy Regulatory Commission

Heating Degree Days -- The measure of the degree of cold weather experienced, based on the extent to which average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days above historic average indicate cooler than average temperatures); historic average provided by U.S. Weather Bureau for 30-year period.

ICC -- Illinois Commerce Commission

IEPA -- Illinois Environmental Protection Agency

IPCB -- Illinois Pollution Control Board


KW -- Kilowatt, a thousand watts

KWH -- Kilowatt-hour, one thousand watts used for one hour (unit of work)

LCP -- Least Cost Energy Plan, a long-term resource acquisition strategy that balances both supply and demand-side resource options to provide the best value at the least cost to customers.

MAIN -- Mid-America Interconnected Network. One of nine regions that make up the National Electric Reliability Council. Its purpose is to ensure the Midwest region will meet its load responsibility.

MCF -- One thousand cubic feet

MMCF -- One million cubic feet

MW -- Megawatt, a million watts

MWG -- Midwest Grain Products, Inc.

NEPA -- National Energy Policy Act.

PCBs -- Polychlorinated biphenyls

PGA -- Purchased Gas Adjustment

RCRA -- Resource Conservation and Recovery Act. This act deals with solid waste pollution control.

SFAS -- Statement of Financial Accounting Standards

Therm -- Unit of measurement for natural gas; a therm is equal to one hundred cubic feet (volume) or 100,000 BTUs (energy).

                  			       PART I
Item 1.  Business

	             	   THE COMPANY AND ITS SUBSIDIARIES

CILCORP Inc. (CILCORP or the Company) was incorporated as a holding company in the state of Illinois in 1985. The financial condition and operating results of CILCORP primarily reflect the operations of Central Illinois Light Company (CILCO), the Company's principal business subsidiary. The Company's other core business subsidiary is Environmental Science & Engineering, Inc. (ESE). The Company also has two other first-tier subsidiaries, CILCORP Investment Management Inc.
(CIM) and CILCORP Ventures Inc. (CVI), whose operations, combined with those of the holding company itself, are collectively referred to herein as Other Businesses.

The Company owns 100% of the common stock of CILCO. CILCO is engaged in the generation, transmission, distribution and sale of electric energy in an area of approximately 3,700 square miles in central and east-central Illinois, and the purchase, distribution, transportation and sale of natural gas in an area of approximately 4,500 square miles in central and east-central Illinois.

ESE, a wholly-owned subsidiary, was formed in February 1990 to conduct the environmental consulting and analytical services businesses acquired from Hunter Environmental Services, Inc. (Hunter) during that year. ESE provides engineering and environmental consulting, analysis and laboratory services to a variety of governmental and private customers. ESE has nine wholly-owned subsidiaries: Keck Instruments, Inc., which manufactures geophysical instruments used in environmental applications; Chemrox, Inc., which has reduced its presence in the ethylene oxide and chlorofluorocarbon control-equipment market by maintaining only a minimal staff, primarily to concentrate on warranty work; Keck Consulting Services, Inc., which is inactive; ESE Biosciences, Inc., whose on-site biological treatment of contaminated soil and groundwater is now performed by ESE; ESE Architectural Services, Inc., which provides architecture and design services; National Professional Casualty Co., which provides professional liability insurance to ESE; ESE International Ltd., which provides engineering and consulting services in foreign countries; ESE Michigan, Inc. which formerly conducted business as ESE Environmental Science and Engineering, Inc., provides the same services as its parent, ESE; and, Savannah Resources Inc., which acquired land that will be remediated and sold.

CIM, a wholly-owned subsidiary, manages the Company's investment portfolio. CIM manages seven leveraged lease investments through three wholly-owned subsidiaries: CILCORP Lease Management Inc. which was formed in 1985, and CIM Leasing Inc. and CIM Air Leasing Inc., which were both formed in 1993. CIM's other wholly-owned subsidiary is CIM Energy Investments Inc., which was formed in 1989 to invest in non-regulated, independent power production facilities (see Other Businesses).

CVI, a wholly-owned subsidiary, is a venture capital company which pursues investment opportunities in new ventures and the expansion of existing ventures in environmental services, biotechnology and health care. CVI has an 80% interest in Agricultural Research and Development Corporation and one wholly-owned subsidiary, CILCORP Energy Services, Inc. (CESI). CESI's primary business is the sale of carbon monoxide detectors to utilities for resale to their customers.

CILCORP Development Services Inc. (CDS) was organized to construct a steam production plant in Pekin, Illinois, which, following necessary regulatory approvals, was to be owned and operated by CILCO. CILCO now owns and operates this facility. CDS was dissolved voluntarily on December 28, 1994.

The following table summarizes the relative contribution of each business group to consolidated assets, revenue and net income for the year ended December 31, 1994.

					                                     (In thousands)
                      			  Assets              Revenue       Net Income
CILCO                   $1,019,109            $461,370          $29,507
ESE                         93,464             132,799            1,824
Other Businesses           125,811              10,970            1,255
                     			----------            --------          -------
                     			$1,238,384            $605,139          $32,586
                     			==========            ========          =======

CILCORP is an intrastate exempt holding company under the Public Utility Holding Company Act of 1935 (PUHCA). In 1989, the Securities and Exchange Commission (SEC) issued proposed rules, which, if adopted, would require CILCORP to apply for a formal exemptive order from the SEC or come within one of the proposed safe harbors by either seeking passage of Illinois legislation permitting diversification or reducing its interest in non-utility businesses to less than 10% of consolidated assets. The SEC has not taken any public action towards adopting final diversification rules since the proposed rules were issued. On November 3, 1994, the SEC issued a concept release soliciting comments on modernization of utility regulation under the PUHCA. This is part of a continuing effort by the SEC to evaluate the regulatory structure of the utility industry. Both regulatory and legislative changes are possible but cannot be predicted at this time. On February 6, 1995, the Company joined with several other companies in commenting on the concept release.

                      		BUSINESS OF CILCO

CILCO was incorporated under the laws of Illinois in 1913. CILCO's principal business is the generation, transmission, distribution and sale of electric energy in an area of approximately 3,700 square miles in central and east-central Illinois, and the purchase, distribution, transportation and sale of natural gas in an area of approximately 4,500 square miles in central and east-central Illinois.

In addition to its principal business, CILCO has two wholly-owned subsidiaries, CILCO Exploration and Development Company (CEDCO) and CILCO Energy Corporation (CECO). CEDCO was formed to engage in the exploration and development of gas, oil, coal and other mineral resources. CECO was formed to research and develop new sources of energy, including the conversion of coal and other minerals into gas. The operations of these subsidiaries are not currently significant.

CILCO is continuing to experience, in varying degrees, the impact of developments common to the electric and gas utility industries. These include uncertainties as to the future demand for electricity and natural gas, structural and competitive changes in the markets for these commodities, the high cost of compliance with environmental and safety laws and regulations and uncertainties in regulatory and political processes. At the same time, CILCO has sought to provide reliable service at reasonable rates for its customers and a fair return for its investors.

ELECTRIC SERVICE

CILCO furnishes electric service to retail customers in 138 Illinois communities (including Peoria, East Peoria, Pekin, Lincoln and Morton). At December 31, 1994, CILCO had approximately 192,000 retail electric customers.

In 1994, 68% of CILCO's total operating revenue was derived from the sale of electricity. Approximately 38% of electric revenue resulted from residential sales, 30% from commercial sales, 28% from industrial sales, 3% from sales for resale and 1% from other sales. Electric sales, particularly residential and commercial sales during the summer months, fluctuate based on weather conditions.

The electric operating revenues of CILCO were derived from the following sources:

                             				      1994        1993       1992
                                    					    (In thousands)
Residential                          $120,314    $119,709    $108,562
Commercial                             94,867      90,594      86,747
Industrial                             86,804      85,384      82,122
Sales for resale                        8,182       4,522       8,433
Street lighting and public
  authorities                           2,123       2,062       2,034
Other revenue                             795         853         915
                            				     --------    --------    --------
	Total electric revenue              $313,085    $303,124    $288,813
                            				     ========    ========    ========

CILCO owns and operates two coal-fired base load generating plants and two natural gas combustion turbine-generators which are used for peaking service. A 21 megawatt (MW) cogeneration plant at Midwest Grain Products, Inc. (MWG) is scheduled to begin generating electricity in June 1995 (see Item 2. Properties-CILCO). CILCO set a new all-time system peak demand of 1,137 MW on July 5, 1994, surpassing the previous all-time system peak demand of 1,120 MW set on August 16, 1988.

The system peak demand for 1995 is estimated to be 1,142 MW with a reserve margin of approximately 15.8%. The reserve margin takes into account 70 MW of firm purchased power from Central Illinois Public Service Company (CIPS) and 91 MW of interruptible industrial load and other related Demand Side Management (DSM) programs. The system peak demand includes 10 MW of firm power to be provided to the City of Springfield (City Water, Light and Power Department). CILCO's reserve margin complies with planning reserve margin requirements established by the Mid-America Interconnected Network (MAIN), of which CILCO is a member.

Studies conducted by CILCO indicate that it has sufficient base load generating capacity and purchased capacity to provide an adequate and reliable supply of electricity to satisfy base load demand through the end of the century. To help meet anticipated increases in peak demand and maintain adequate reserve margins, CILCO entered into a firm, wholesale bulk power agreement to purchase capacity from CIPS. The agreement, which expires in 1998, was approved by the Illinois Commerce Commission (ICC) in 1990 as part of CILCO's electric least cost energy plan. In 1992, CILCO filed an updated electric least cost energy plan with the ICC which anticipates CILCO will experience shortages of peak generating capacity ranging from 100 MW in 1998 up to 130 MW by 2001. In 1993, the ICC approved another firm, wholesale power purchase agreement between CIPS and CILCO to meet this shortfall (see CILCO's
Note 8, Item 8. Financial Statements and Supplementary Data).

In December 1993, CILCORP announced an agreement with MWG, one of CILCO's largest customers, to develop a gas-fired cogeneration plant.
In May 1994, the ICC approved the facility as a least-cost alternative. The plant, which began providing steam heat to MWG's Pekin, Illinois, facility on December 16, 1994, will also generate electricity for distribution to CILCO's customers. Installation of the 21 MW turbine generator and auxiliary equipment will be completed in mid-1995, with an expected available summer generating capacity of 16 MW.

CILCO is interconnected with CIPS, Commonwealth Edison Company, Illinois Power and the City Water, Light and Power Department to provide for the interchange of electric energy on an emergency and mutual help basis.

GAS SERVICE

CILCO provides gas service to customers in 129 Illinois communities (including Peoria, East Peoria, Pekin, Lincoln and Springfield). At December 31, 1994, CILCO had approximately 198,000 gas customers, including 567 industrial and commercial gas transportation customers that purchase gas directly from suppliers for transportation through CILCO's system.

In 1994, 32% of CILCO's total operating revenue was derived from the sale or transportation of natural gas. Approximately 67% of gas revenue resulted from residential sales, 22% from commercial sales, 3% from industrial sales, 7% from transportation and 1% from other sales. Gas sales, particularly residential and commercial sales during the winter months, fluctuate based on weather conditions.

The gas operating revenues of CILCO were derived from the following sources:

                            				     1994       1993         1992
                                     					 (In thousands)
Residential                       $ 99,567    $104,348     $ 99,096
Commercial                          32,553      32,396       30,767
Industrial                           4,219       3,013        3,793
Transportation of gas               10,124      10,134       10,541
Other revenue                        1,822         863          729
                            				  --------    --------     --------
	Total gas revenue                $148,285    $150,754     $144,926
                            				  ========    ========     ========

CILCO's all-time maximum daily send-out of 443,167 thousand cubic feet
(MCF) occurred on January 15, 1972. The 1994 peak day send-out of 405,438 MCF occurred on January 18, 1994. CILCO has been able to meet all of its existing customer requirements during the 1994-1995 heating season. CILCO believes that its present and planned supplies of gas will continue to be sufficient to serve all of its existing customer requirements during the 1995-1996 heating season.

REGULATION

CILCO is a public utility under the laws of the State of Illinois and is subject to the jurisdiction of the ICC. The ICC has general power of supervision and regulation with respect to services and facilities, rates and charges, classification of accounts, valuations of property, determination of depreciation rates, construction, contracts with any affiliated interest, the issuance of stock and evidences of indebtedness and various other matters. With respect to certain electric matters, CILCO is subject to regulation by the Federal Energy Regulatory Commission (FERC). CILCO is exempt from the provisions of the Natural Gas Act, but is affected by orders, rules and regulations issued by the FERC with respect to certain gas matters.

The Illinois statute governing public utilities requires the ICC to review and adopt electric least cost energy plans (LCP) for public utilities. In general, CILCO's LCP consists of customer demand forecasts and the projected resources that CILCO will rely upon to meet that demand. The planning horizon is 20 years, and the LCP is reviewed by the ICC every three years. CILCO filed its most recent LCP on July 1, 1992; the LCP was approved by the ICC on June 23, 1993. CILCO's next LCP is scheduled for filing on July 1, 1995. The ICC may not issue a certificate of convenience and necessity for any new construction project unless the ICC has determined that the proposed construction is consistent with CILCO's most recently approved LCP, as updated. The law requires that the LCP incorporate economical cogeneration, renewable resources and DSM programs, to the fullest extent possible, as resources for meeting the future energy service needs of CILCO's customers.

CILCO's most recent electric LCP contains several DSM programs, including existing residential and commercial heat pump programs and commercial audit programs. It also includes pilot programs whose objective is to verify the cost effectiveness of electric DSM in CILCO's service territory. Based upon a preliminary assessment, electric DSM programs are projected to reduce CILCO's peak demand by 146 MW over the 20 year planning horizon. These projections may change depending on the results of pilot programs currently in progress or scheduled to begin in the next few years. Current pilot programs for electric service include: new interruptible rates, residential air conditioner cycling, natural gas air conditioning, energy audits, high efficiency air conditioning, motor efficiency and new construction energy efficiency incentives. Three additional pilot programs are currently under development: high efficiency interior lighting, high efficiency refrigeration equipment and thermal storage incentives. In 1994, the total cost of the pilot and full-scale programs, excluding interruptible rates, was approximately $360,000.

The National Energy Policy Act of 1992 (NEPA) encourages competition by allowing utilities and non-utilities to form non-regulated generation subsidiaries to supply additional electric demand without being restricted by the Public Utility Holding Company Act of 1935. The FERC may order access to utility transmission systems by third-party energy producers on a case-by-case basis and may also order electric utilities to enlarge their transmission systems to transport (wheel) power, subject to certain conditions. NEPA specifically bans federally-mandated wheeling of power for retail customers, but several state public utility regulatory commissions are adopting pilot programs to initiate retail wheeling. Various Illinois trade associations are currently studying retail wheeling implications. CILCO is presently involved with a statewide task force to examine electric utility regulation and competition. The results of this study will be provided to the ICC and the Illinois legislature for educational and planning purposes.

ELECTRIC FUEL AND PURCHASED GAS ADJUSTMENT CLAUSES

CILCO's tariffs provide for adjustments to its electric rates through the fuel adjustment clause (FAC) to reflect increases or decreases in the cost of fuel used in its generating stations. The transportation costs of coal are not currently included in the FAC, and are normally addressed in general ratemaking proceedings. However, by statute effective as of August 27, 1991, any Illinois utility purchasing coal under any contract that was in effect on August 27, 1991, shall, whenever the utility requests, but not later than the conclusion of the utility's next general electric rate proceeding, begin recovering the transportation costs of that coal through the utility's FAC.

CILCO's tariffs also provide for adjustments to its gas rates through the purchased gas adjustment clause (PGA) to reflect increases or decreases in the cost of natural gas purchased for sale to customers.

FUEL SUPPLY - COAL

Substantially all of CILCO's electric generation capacity is coal-fired, including 100% of its current base load capacity. Approximately
2.4 million tons of coal were burned during 1994. Existing coal contracts with suppliers in central Illinois, eastern Kentucky and West Virginia are expected to supply about 72% of the 1995 requirements.
Coal will be purchased on the spot market during the year to meet remaining annual fuel requirements.

During the years 1994, 1993 and 1992, the average cost per ton of coal burned, including transportation, was $39.22, $40.30 and $40.13, respectively. The cost of coal burned per million BTU's was $1.71, $1.75 and $1.73, respectively (see Electric Fuel and Purchased Gas Adjustment Clauses).

CILCO has several contracts for the purchase of low-sulfur coal burned at E. D. Edwards Station. The contracts are normally 12 to 36 months in length. CILCO negotiated a one-year agreement with a coal supplier to replace a contract which expired in 1994.

All low-sulfur coal contracts contain provisions which allow CILCO to terminate the contracts with no monetary penalties if any new governmental or environmental regulations are enacted which restrict the burning of these coals. Furthermore, these contracts contain provisions that permit adjustment of the annual contract quantity in the event of an economic downturn.

CILCO has a long-term contract with Freeman United Coal Mining Company (Freeman) for the purchase of high-sulfur, Illinois coal used predominantly at the Duck Creek Station. The contract gives CILCO the flexibility to purchase between 500,000 and 1,000,000 tons annually. Under the terms of the contract, CILCO's obligation to purchase coal could be extended through 2010; however, Freeman has the option of terminating the contract after 1997. The contract requires CILCO to pay all variable coal production costs on tons purchased and certain fixed costs not affected by the volume purchased.

NATURAL GAS SUPPLY

During 1994, CILCO continued to maintain a widely diversified and flexible natural gas supply portfolio. This portfolio is structured around firm and interruptible gas transportation service provided by five interconnecting interstate pipeline suppliers and firm and interruptible gas purchase arrangements of varying terms made directly with approximately 35 gas suppliers. Gas purchased was also injected into and withdrawn from CILCO's two natural gas storage fields and the storage fields of various suppliers via contracted storage services.
The supply portfolio continues to provide reliable supplies at prevailing market prices. CILCO believes that its present and planned supply of gas will continue to be sufficient to serve all of its present and projected firm customer requirements at prevailing market prices.

During 1994, CILCO purchased approximately 26,100,000 MCF of natural gas at a cost of approximately $70.8 million, or an average cost of $2.71 per MCF. The average cost per MCF of natural gas purchased was $2.66 in 1993 and $2.86 in 1992.

In orders entered on March 9, 1994, and on September 21, 1994, the ICC confirmed the right of Illinois gas utilities to recover 100% of pipeline transition costs resulting from FERC Order 636. CILCO estimates that it could ultimately be billed up to $3 million, excluding interest, for pipeline transition costs. While CILCO cannot at this time determine the outcome of a court appeal of the September 21, 1994, ICC order regarding allocation of transition costs, management believes that, based on existing law and the ICC order, any transition charges or other billings by the pipelines to CILCO as a result of Order 636 will be recoverable from customers through CILCO's gas rates.

For a discussion of other gas issues, refer to the caption "Gas Pipeline Supplier Transition Costs" of Item 7. Management's Discussion and
Analysis of Financial Condition and Results of Operations on page 21 of CILCORP's 1994 Annual Report to Shareholders which is incorporated herein by reference.

FINANCING AND CAPITAL EXPENDITURES PROGRAMS

CILCO's ongoing capital expenditures program is designed to maintain reliable electric and gas service and to meet the anticipated demands of its customers. Capital expenditures for 1995 are estimated to be $69 million, including Allowance for Funds Used During Construction of approximately $362,000, and pollution control expenditures of $3 million. Expenditures include $41 million for the electric business, $20 million for the gas business and $8 million for general and miscellaneous purposes. Electric expenditures include $13 million for additions and modifications to generating facilities and $28 million for distribution system additions and improvements. Gas expenditures are primarily for necessary additions, replacements and improvements to existing facilities. Anticipated gas and electric capital expenditures for 1996-1999 are $267 million.

CILCO expects to finance its 1995 capital expenditures with funds provided by operating activities and the issuance of approximately
$20 million of medium-term notes. CILCO obtained ICC approval in October 1994, to issue $65 million of secured medium-term notes and not more than $25 million of pollution control bonds. For further discussion of the approved financing refer to the caption "Capital Resources and Liquidity -- CILCO" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation on page 19 of CILCORP's 1994 Annual Report to Shareholders which is incorporated herein by reference. CILCO had $23.4 million of short-term commercial paper outstanding at December 31, 1994, and expects to issue short-term commercial paper throughout 1995. At December 31, 1994, CILCO had bank lines of credit aggregating $30.4 million, all of which were unused. CILCO expects these bank lines will remain unused through 1995.

ENVIRONMENTAL MATTERS

On April 26, 1994, the United States Environmental Protection Agency
(EPA) issued a Notice of Violation (NOV) to CILCO. The NOV states that opacity emission limit violations occurred throughout 1993 at E. D. Edwards Station for two coal-fired boilers. The NOV was issued pursuant to Section 113(a)(1) of the Clean Air Act. On May 24, 1994, a conference was held with EPA representatives to discuss the NOV. CILCO provided additional information in support of its position that the emissions did not exceed acceptable opacity limits. CILCO received a draft consent order from the EPA on November 3, 1994, and submitted a revised draft order to the EPA on January 12, 1995. A final order was signed on February 22, 1995, which requires CILCO to report opacity exceedances and burner tuning efforts through 1998, but no fine was imposed.

For additional information refer to the caption "Environmental Matters" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 20 of CILCORP's 1994 Annual Report to Shareholders which is incorporated herein by reference.

SIGNIFICANT CUSTOMER

Caterpillar Inc. is CILCO's largest industrial customer. Aggregate gas and electric revenues from sales to Caterpillar were 9.4%, 9.1% and 9.3% of CILCO's total operating revenue for 1994, 1993 and 1992, respectively. See CILCO's Consolidated Statements of Segments of Business under Item 8. Financial Statements and Supplementary Data. On June 20, 1994, Caterpillar employees represented by the United Auto Workers Union began a strike at Caterpillar facilities in CILCO's service territory. To date, the strike has not had an adverse effect on CILCO's sales to Caterpillar. CILCO's management cannot predict what effect, if any, a continued strike at Caterpillar will have on CILCO's future revenues or earnings.

FRANCHISES

CILCO negotiates franchise agreements which authorize it to provide utility services to the communities in its service area. The franchises are for various terms, usually 25 to 50 years. Based on past experience, CILCO anticipates that as franchises expire new franchises will be granted in the normal course of business.

COMPETITION

CILCO, as a regulated public utility, has an obligation to provide service to retail customers within its defined service territory; thus, CILCO is not currently in competition with other public utilities for retail electric or gas customers in these areas. However, electricity and natural gas compete with other forms of energy available to customers. For example, within the City of Springfield, CILCO's natural gas business competes with the City's municipal electric system to provide customer energy needs.

During 1994, CILCO continued to transport gas purchased by commercial and industrial customers directly from producers and marketers. In 1994, approximately $10.1 million of revenue was generated from transportation services provided to 567 customers. Transportation arrangements have made it practical for certain industrial customers to continue to use gas instead of switching to alternate fuels. The amount of gas transported in the future will depend on a number of factors including regulatory and legislative action, the relative cost of gas purchased on the spot market compared to the cost of gas provided by CILCO and the cost of alternate fuels, and the feasibility of customers bypassing the CILCO system.

Refer to the caption "CILCO Electric Operations" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 22 of CILCORP's 1994 Annual Report to Shareholders, incorporated herein by reference, for a discussion of competitive trends which may affect CILCO's electric operations.

EMPLOYEES

The number of full-time and part-time employees at December 31, 1994, was 1,575, excluding CILCO employees assigned to the Other Businesses. Of these, 225 power plant employees were represented by Local 8 of the International Brotherhood of Firemen and Oilers, and 506 gas and elec-tric department employees were represented by Local 51 of the International Brotherhood of Electrical Workers. Both union contracts expire June 30, 1995.

                         	 BUSINESS OF ESE

ESE is an environmental consulting and engineering firm with additional capabilities in laboratory analysis and equipment manufacturing. ESE's services are intended to address the growing concern over the quality of the environment, the promulgation of numerous complex federal, state and local environmental regulations and enforcement efforts in support of environmental laws. As such, ESE's business is affected by the existence and enforcement of various federal and state statutes and regulations dealing with the environment and the use, control, disposal and clean-up of hazardous wastes (see Regulation of ESE's Clients herein). ESE provides a full-service approach to business, industrial and governmental clients, commencing with problem identification and analysis, continuing through regulatory negotiation and engineering, and concluding with the preparation and implementation of a remediation plan or final design and construction.

ESE has a wide range of clients in business, industry and government, including federal agencies, local and state governments, institutional, commercial and industrial firms and professional service firms. ESE employs environmental, chemical, geotechnical, civil, mechanical, electrical, structural, transportation and process engineers; geologists; hydrogeologists; chemists; biologists; toxicologists; meteorologists; industrial hygienists; architects; and, surveyors. ESE has a nationwide network of offices with its corporate office in Peoria, Illinois. Presently, ESE has three major laboratories located in Englewood, Colorado; Gainesville, Florida; and Peoria, Illinois.

Through a wholly-owned subsidiary, Resources, Inc., ESE acquires land that is environmentally impaired, remediates and then sells this property.

ESE provides services in the following areas:

Air Quality Services: ESE provides ambient air monitoring, source testing, permitting and licensing emissions inventories; planning and compliance strategies; dispersion modeling; data management; indoor air quality; and, engineering design/installation.

Analytical Services: ESE provides comprehensive chemical analysis, field sampling services, and interpretation for environmental, wastewater and air pollution chemistry, industrial hygiene and treatability studies. These services include hazardous waste analysis/characterization for inorganics/organics; trace environmental analysis for toxics in water, sediments and tissue; acid rain analysis; analytical methods research and development; priority pollutant analysis; radiochemical analysis (including radon testing); asbestos identification and quantification; drinking water characterization; industrial hygiene analysis; and, chemical data information management. Services are provided to industry, agriculture, commercial firms, consulting engineers and federal, state and local governmental agencies.

Asbestos Management/Industrial Hygiene/Lead-Based Paint Services: ESE provides on-site consultation and facility surveys to identify potential asbestos, industrial hygiene, radon and lead-based paint problems.
ESE's industrial hygiene staff collects bulk samples of suspect materials, monitors buildings for contamination, and also provides construction management/contract administration services, renovation and restoration services (post-abatement) and health and safety training courses.

Civil Engineering: ESE performs a variety of civil engineering services including highway, street and bridge planning and design, hydrological hydraulic studies and drainage design, structural analysis and design foundation engineering, computer-aided drafting and design services and subdivision design and surveying.

Construction Management: ESE provides turnkey design and construction services and construction observation services on transportation and site development projects and infrastructure projects. Actual construction services are subcontracted.

Environmental Assessment and Toxicology Services: ESE conducts field and laboratory studies involving chemical migration and transport, aquatic toxicology and bioassay, ecological and human health risk assessments, site selection and certification, development of regional impact studies and environmental impact statements.

Environmental Audit Service:   ESE performs operational audits for
clients in industry to verify an operating facility's compliance status with regulatory requirements, identifies potential liabilities associated with past waste management practices and identifies methods for minimizing future waste generation. ESE also performs transactional audits which focus on the transfer of potential liabilities in real estate or business transactions.

Environmental Engineering Services: ESE provides environmental engineering services which include applied research and development, water and waste characterization, treatability and disposal studies, process and concept design of treatment and disposal facilities, design of drinking water treatment and distribution facilities, design of wastewater/industrial waste treatment and collection facilities, technical and economic feasibility evaluations, contract operation and maintenance of water and wastewater treatment facilities, pursuit of permit approval for water and solid waste-oriented activities and design of solid waste landfills and recycling facilities.

Facilities Engineering and Planning Services: ESE provides services for new building projects, remodeling or additions, and investigations and evaluations of building deficiencies. ESE designs heating, ventilating, air conditioning, plumbing and fire prevention systems for new or existing structures, and designs electrical systems for industrial operations, municipal facilities, health care institutions and commercial buildings. ESE also has experience designing large industrial parks, major highways, wastewater treatment plants and certain types of military installations.

Hydrogeology: ESE performs subsurface investigations and evaluations for both geological and engineering studies. Service areas include hydrogeologic investigations, geophysical studies, soils and materials testing, aquifer evaluation, well inventories and consumptive use analysis, saltwater intrusion investigations, leakage-recharge investigations, well field studies, groundwater pollution investigations, groundwater supply permitting and groundwater modeling.

Manufacture of Equipment: Through its wholly-owned subsidiary, Keck Instruments, Inc., ESE designs, assembles, and markets instrumentation for measuring, monitoring, detecting and sampling groundwater as well as instruments for mineral exploration and detection, analysis and subsurface mapping.

Remediation: ESE develops, designs and implements remediation plans at contaminated sites. ESE has developed and patented the above-ground fixed-film bioreactor under the registered trademark PetroClean bioremediation system, which treats contaminated soil and groundwater in place without excavating and removing affected soil. ESE also provides remediation services for contaminated soil and groundwater using a variety of other technologies.

Storage Tank Management Service: ESE provides services for managing environmental issues related to underground and above-ground storage tanks. Key service areas range from pre-planning to assessment and closure of problem sites including site assessments, analytical services, remediation and risk assessment. ESE's tank management programs include tank removal, retrofitting, replacement and conversion of underground systems to above-ground storage.

Surface Water Resources Service: ESE offers characterizations of the freshwater, estuarine, and oceanic environments; environmental impact assessments; site selection studies; licensing and permitting studies; field surveys and monitoring; numerical/physical modeling; technical analyses; and hydrologic and hydraulic engineering services including stormwater drainage analysis, floodplain management and receiving water quality evaluations.

CUSTOMERS

ESE sells its products and services to governmental agencies and public and private companies. Approximately 42% of ESE's revenue for 1994 was generated by services performed for federal, state and local governmental agencies. No single customer accounted for more than 5% of ESE's gross revenues for the year ended December 31, 1994, as compared to 10% for the year ended December 31, 1993.

In 1994, approximately 81% of ESE's revenue was generated from environmental consulting and engineering services, 18% from laboratory services and 1% from manufactured equipment sales.

REGULATION OF ESE'S CLIENTS

The level and nature of ESE's business activity is largely dependent upon government statutes and regulations relating to the environment.

Significant legislation includes the following:

Clean Air Act of 1970 (CAA): Provisions of the CAA, as amended in 1977 and 1990, authorize the EPA to set maximum acceptable contaminant levels in the ambient air, to control emissions of certain toxic materials, and to ensure compliance with air quality standards. The Clean Air Act Amendments of 1990 discussed in CILCORP's 1994 Annual Report to Shareholders under the caption "Environmental Matters" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 20, incorporated herein by reference, will create additional regulation for air toxic emissions, acid rain and attainment of air quality standards.

Clean Water Act of 1972, as amended in 1987 (CWA): CWA requires every state to set water quality standards for each significant body of water within its boundaries and to ensure attainment and/or maintenance of those standards. These standards and limitations are enforced in large part under a nationwide permit program known as the National Pollutant Discharge Elimination System (NPDES). CWA's reauthorization by Congress is anticipated in 1995 or 1996.

Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund or CERCLA): CERCLA is the most significant federal statute addressing practices involving hazardous substances and imposing liability for cleaning up contamination in soil and groundwater. This legislation has four basic provisions: (i) creation of an information gathering and analysis program which enables federal and state governments to identify abandoned waste sites and to set priorities for investigation and response; (ii) granting of federal authority to respond to hazardous waste emergencies and to clean up hazardous waste sites; (iii) imposition of liability on persons responsible for disposal of hazardous substances that may be released into the environment; and
(iv) creation of a federally managed trust fund to pay for the cleanup of waste sites where a "potentially responsible party" cannot be identified or where a threat to the environment requires immediate response. In October 1986, the Superfund Amendments and Reauthorization Act (SARA) was passed as a five-year extension of the Superfund program. Title III of SARA, also known as the Emergency Planning and Community Right-to-Know Act of 1986, established a reporting and notification system for companies dealing with hazardous chemicals. The Superfund program was reauthorized in 1990 and was extended without change until September 30, 1994. CERCLA's reauthorization should occur in 1995 or 1996.

Federal Insecticide, Fungicide and Rodenticide Act (FIFRA): FIFRA regulates the use and manufacture of pesticides and related chemicals.

National Environmental Policy Act of 1970 (NEPA): NEPA requires an analysis of the environmental impact of any major federal action, including the issuance of federal environmental permits for industrial facilities which may significantly affect the quality of the environment.

National Pollutant Discharge Elimination System (NPDES) Stormwater Permitting Regulations of 1990: The intent of these regulations, passed in November 1990, is to control pollution from stormwater discharges associated with industrial activity and municipal storm sewer systems.

Occupational Safety and Health Act of 1970 (OSHA): Health and safety at the workplace are regulated under OSHA. OSHA provides for permissible exposure levels for certain hazardous substances, including asbestos, and also establishes an enforcement mechanism for these and other health and safety standards.

Resource Conservation and Recovery Act of 1976 (RCRA): While Superfund seeks to remedy the damage caused by inactive or abandoned waste sites, RCRA imposes comprehensive regulation of the management of hazardous waste at active facilities. RCRA and the regulations thereunder establish a comprehensive "cradle to grave" regulatory program applicable to hazardous waste and impose requirements for performance testing and recordkeeping for any person generating, transporting, treating, storing, or disposing of more than the specified minimum levels of hazardous waste. In November 1984, RCRA was amended by the Hazardous and Solid Waste Amendments, which extend RCRA to most industrial and commercial activities in the nation. In addition, RCRA requires that underground storage tanks be identified and inspected, and those found to be leaking must be cleaned up. RCRA's reauthorization by Congress is anticipated in 1995 or 1996.

Safe Drinking Water Act, as amended in 1986 (SDWA): The SDWA affects numerous public water supplies. Under this Act, the EPA must establish primary drinking water standards.

State and Local Regulations: In addition to federal statutes and regulations, numerous state and local statutes and regulations relating to environmental risks impose additional environmental standards on ESE's customers.

Toxic Substances Control Act of 1976 (TSCA): TSCA authorizes the EPA to gather information relating to the risks posed by chemicals and to regulate the use and disposal of asbestos and polychlorinated biphenyls.

Some of the activities and risks covered by these statutes and regulations, and which ESE assists its customers in addressing, include:

	-  clean-up and remediation of contaminated soil and groundwater;
	- identification, inspection and clean-up of leaking underground storage tanks;
	- the management and disposal of asbestos, polychlorinated biphenyls and other toxic substances;
	- ambient air quality and the control of emissions into the atmosphere;
	- compliance with water quality standards, including those related to drinking water; and,
	-  occupational safety and health in the workplace.

REGULATION OF ESE

The environmental statutes and regulations described above primarily affect ESE's clients, and thus have a significant impact on the volume of ESE's business activity and specific types of services that ESE provides to its clients. These environmental statutes and regulations also govern the manner in which ESE performs services for its clients. ESE must comply with specific worker protection requirements and other health and safety standards. These standards include taking steps to limit exposure to asbestos and chemical substances in the workplace.
ESE also must comply with regulations pertaining to the disposal of certain hazardous chemicals and substances pursuant to guidelines established under federal and state law. Among those substances are chemicals used in ESE's laboratory processes as well as materials removed from the properties and facilities of its clients. Disposal costs for these materials, and legal compliance costs generally for ESE, have risen steadily in recent years and are expected to continue to increase.

Management believes that the degree of enforcement of environmental regulations at the federal, state and local level will continue to affect the levels of business of ESE and its clients.

COMPETITION

The market for ESE's consulting services is highly competitive, and ESE is subject to competition with respect to all of the services it provides. ESE competes primarily on the basis of quality of service, expertise and, to a lesser extent, price. ESE's competitors range from small local firms to major national companies. No single entity currently dominates the environmental consulting and engineering services marketplace.

In February 1990, the Company paid Hunter $2 million for a five-year non-compete agreement. Under the terms of this agreement, Hunter agreed not to compete in the environmental consulting businesses conducted by the companies acquired by CILCORP. Hunter also agreed not to solicit employees or customers of the acquired businesses or represent itself as being engaged in the businesses conducted by these companies.

SUBCONTRACTORS

Because of the nature of the projects in which ESE is involved, ESE often subcontracts a portion of its projects to other contractors in order to utilize their expertise, equipment and experience in areas where ESE may lack the ability to complete the entire project. For example, because ESE does not perform underground storage tank removal or have the necessary equipment to perform drilling services in all parts of the country, such work may be subcontracted to local contractors. In addition, contracts which ESE has with federal, state and local governmental agencies may require, as a matter of law, that on a particular job ESE hire a certain percentage of minority-owned subcontractors.

GOVERNMENT CONTRACTS

Many of ESE's contracts with governmental agencies are cost-plus, based on a combination of labor cost, overhead cost and allowable fee. Overhead rates are estimated at the time of contract negotiations. Following the completion of a contract, actual overhead is determined and the difference is reimbursed to the government or paid to ESE within the limits of the contract. Although ESE enjoys a good working relationship with the governmental agencies for which it performs these services, these contracts may be subject to renegotiation of profits or termination at the election of the government agency.

PATENTS AND TRADEMARK PROTECTION

ESE has applied for or been assigned certain patents or patent rights. ESE believes that its technical expertise, field experience, understanding of regulatory requirements and implementation of technological advances will continue to provide opportunities for ideas to develop which may lead to patents; however, research and development is not currently significant to ESE's operations.

POTENTIAL LIABILITIES AND INSURANCE

ESE is exposed to risk of financial loss during its normal course of business in a variety of ways typically associated with an environmental and engineering consulting business, including: work-related injury or illness of employees or third parties; damage to property in ESE's control during the course of a project; damage to ESE's property; repair or rectification costs resulting from failure to detect, analyze, or measure pollutants, asbestos or other toxic substances; repair or rectification costs due to faulty design, workmanship, or liability resulting from ESE's construction or design activities; failure to perform or delay in project completion; and claims by third parties for alleged pollution or contamination damage. Also, ESE assumes contingent liabilities arising out of its need to exercise care in the selection and supervision of subcontractors on various projects. Since ESE derives revenues from work involving hazardous materials, toxic wastes and pollutants, potential losses may surface many years after a project is completed.

These risks, along with enforcement of environmental regulations and increasing public awareness regarding environmental issues and responsibilities, make it mandatory that ESE maintain a sound risk management and insurance program.

ESE carries professional liability insurance which covers design errors and omissions resulting from its typical operations. This policy is extended to include pollution liability losses. Clients may also be named as additional insured parties for specific projects. The current policy, effective April 1, 1994, has a limit of $8 million, with the first $3 million of coverage provided by ESE's wholly-owned captive insurance subsidiary, National Professional Casualty Co. (Captive) and the next $5 million of coverage provided by a non-affiliated company. Captive is capitalized by the combination of an ESE letter of credit and cash. Captive does not transfer risk and is not reinsured; CILCORP does not provide credit support to Captive. The policies cover activities in which ESE is typically involved. Accordingly, in the event of a serious spill or loss resulting from a design error or omission, ESE faces potential liability for the self-insured retention portion of a claim, as well as any amounts in excess of $8 million. ESE's professional and pollution liability insurance coverage has a standard term of one year. ESE expects to renew these policies annually in the normal course of business. The professional liability insurance policies include standard industry exclusions for: dishonesty, discrimination, warranties and guarantees, punitive damages, intentional non-compliance with government regulations or statutes, nuclear energy, war and bodily injury from the specification, installation, transportation, storage or disposal of asbestos.

ESE also carries insurance policies covering worker's compensation, general liability and auto and property damage claims. The worker's compensation policy provides statutory average limits. It is a loss sensitive program under which insurance premiums vary according to actual claims paid. General liability and auto policies provide full insurance coverage with minor deductible amounts. Also, performance and payment bonds may be provided for specific projects if required by clients. To supplement its insurance policies, ESE attempts with its clients to limit and/or transfer its risk contractually.

ESE believes it operates in a safe manner and purchases insurance to protect against loss and maintain competitiveness in the marketplace; however, its entire potential liability may not be covered by insurance. Also, the total cost of a potential claim could exceed ESE's policy limits.

EMPLOYEES

At December 31, 1994, ESE employed 1,330 full-time, part-time and on-call employees, many of whom have advanced degrees in a variety of technical disciplines. ESE believes its relations with its employees are good. No ESE employees are represented by a labor union.

                     			   OTHER BUSINESSES

CIM/CLM

The investment portfolio of CIM at December 31, 1994, and December 31, 1993, is shown in the following table:

Type of Investment
At December 31,                               1994                1993
                                         						  (In thousands)
Equity in leveraged leases                    $120,961          $114,803
Cash and temporary cash
   investments                                      76               291
Investment in Energy Investors Fund              1,691             4,116
Other                                              101            48,204
                                   					      --------          --------
Total                                         $122,829          $167,414
                                   					      ========          ========

At December 31, 1994, CIM had equity investments in seven leveraged leases through its wholly-owned subsidiaries, CILCORP Lease Management Inc. (CLM), CIM Air Leasing Inc. and CIM Leasing Inc. CIM made two new leveraged lease investments in 1993. The increase during 1994 in equity in leveraged leases reflects earnings on those investments. According to the terms of some of the lease agreements, under certain circumstances, subsidiaries of CIM may be obligated to incur additional non-recourse debt to finance the cost of certain alterations, additions, or improvements required by the lessee.

CIM, through its wholly-owned subsidiary CIM Energy Investments Inc., has a net investment of $1.7 million in the Energy Investors Fund, L.P.(Fund), representing a 3.13% interest in the Fund at December 31, 1994. The Fund invests in non-regulated, non-utility facilities for the production of electricity or thermal energy. The equity method of accounting is used for the investment.

HOLDING COMPANY

From December 1993 through March 1994, the Company issued a total of 126,475 shares of common stock through the CILCO Employees' Savings Plan
(ESP) and the CILCORP Automatic Reinvestment and Stock Purchase Plan
(DRIP). These shares were issued at an average price of $37.08 per share for total proceeds of $4.7 million (refer to the caption "Capital Resources and Liquidity" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 19 of CILCORP's 1994 Annual Report to Shareholders which is incorporated herein by reference.) In March 1994, the Company suspended issuing stock through the ESP and DRIP. Depending on market conditions, the Company may issue additional shares of common stock through these plans or through a conventional stock offering.

CVI

In 1994, CVI invested an additional $159,000 in Peoria Medical Research Corporation doing business as HEALTH ADVANCE INSTITUTE - Medical Research Centers (HEALTH ADVANCE INSTITUTE). HEALTH ADVANCE INSTITUTE'S objective is to create a clinical research organization which will be paid by pharmaceutical firms to administer clinical trials for new products. CVI invested $500,000 in 1994 in a newly-formed, wholly-owned subsidiary called CILCORP Energy Services Inc. (CESI). CESI's primary business is the sale of carbon monoxide detectors to utilities for resale to their customers.

EMPLOYEES

At December 31, 1994, there were 36 full-time CILCO employees assigned to CILCORP, CVI and CIM.

Item 2. Properties
                     			       CILCO

CILCO owns and operates two steam-electric generating plants and two combustion turbine-generators. These facilities had an available summer capability of 1,136 MW in 1994. In December 1993, CILCORP announced an agreement with MWG to develop a gas-fired cogeneration plant. The cogeneration plant at MWG began producing steam heat at that facility in December 1994. Installation of the 21 MW turbine-generator will be completed by mid-1995. The turbine generator will have an expected available summer capability of 16 MW. (See Electric Service under Item
1. Business.)

The major generating facilities of CILCO (representing 96.0% of CILCO's available summer generating capability projected for 1995), all of which are fueled with coal, are as follows:

                                                 							Available Summer
                                                  							 Capability (MW)
Station & Unit                   Installed                  Actual 1994
Duck Creek
   Unit 1                            1976                       366
E. D. Edwards
   Unit 1                            1960                       117
   Unit 2                            1968                       262
   Unit 3                            1972                       361

CILCO's transmission system includes approximately 285 circuit miles operating at 138,000 volts, 48 circuit miles operating at 345,000 volts and 14 principal substations with an installed capacity of 3,364,200 kilovolt-amperes.

The electric distribution system includes approximately 6,212 miles of overhead pole and tower lines and 1,941 miles of underground distribution cables. The distribution system also includes 105 substations with an installed capacity of 2,003,485 kilovolt-amperes.

The gas system includes approximately 3,425 miles of transmission and distribution mains.

CILCO has an underground gas storage facility located about ten miles southwest of Peoria near Glasford, Illinois. The facility has a present recoverable capacity of approximately 4.5 billion cubic feet (BCF). An additional storage facility near Lincoln, Illinois, has a present recoverable capacity of approximately 5.2 BCF.

                     			       ESE

ESE owns approximately 55 acres of land in Gainesville, Florida, containing 110,000 square feet of offices, laboratory and other space. In Peoria, Illinois, ESE owns approximately 27,000 square feet of offices, laboratory and other space and leases approximately 21,000 square feet of additional space for offices. ESE and its subsidiaries lease additional facilities for offices, laboratories and warehouse space in 29 cities throughout the United States. ESE believes its facilities are suitable and adequate for its current businesses and does not expect to make any material acquisitions of real property in the near future. However, in 1995 ESE plans to spend $1.9 million to expand its Gainesville, Florida, laboratory by approximately 8,000 square feet.

Item 3.  Legal Proceedings

Reference is made to the captions "Environmental Matters" and "Gas Pipeline Supplier Transition Costs" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of CILCORP's 1994 Annual Report to Shareholders incorporated herein by reference, for certain pending legal proceedings and/or proceedings known to be contemplated by governmental authorities. Reference is also made to Note 9 - Rate Matters, included herein. Pursuant to CILCO's By-Laws, CILCO has advanced legal and other expenses actually and reasonably incurred by employees, and former employees, in connection with the investigation of CILCO's Springfield gas operations described in Note 9 - Rate Matters.

                     			       CILCO

On July 6, 1994, a lawsuit was filed against CILCO in a United States District Court by the current property owner, Vector-Springfield Properties, Ltd., seeking damages related to alleged coal tar contamination from a gas manufacturing plant formerly located at the site which was owned but never operated by CILCO. The lawsuit seeks cost recovery of more than $3 million related to coal tar investigation expenses, operating losses and diminution of market value. CILCO intends to vigorously defend these claims. For a further discussion of gas manufacturing plant sites refer to the caption "Environmental Matters" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 20 of CILCORP's 1994 Annual Report to Shareholders which is incorporated herein by reference. Management cannot currently determine the outcome of this litigation, but does not believe it will have a material adverse impact on CILCO's financial position or results of operations.

                      			       ESE

In June 1994, CILCORP, ESE and the lessor of a building in Shelton, Connecticut, concluded settlement negotiations which released ESE from future lease obligations and litigation related to that lease.

At the request of the South Carolina Department of Health and Environmental Control, the U.S. Department of Justice (DOJ) initiated an investigation into an alleged record-keeping violation at an office operated by ESE in Greenville, South Carolina. The office was closed in May 1993. Following its investigation, the DOJ referred this matter to the Attorney General of South Carolina for disposition as a civil matter. Management does not believe that this matter will have a material adverse impact on the Company's financial position or results of operations.

The Company and its subsidiaries are subject to certain claims and lawsuits in connection with work performed in the ordinary course of their businesses. Except as otherwise disclosed or referred to in this section, in the opinion of management, all such claims currently pending either will not result in a material adverse effect on the financial position and results of operations of the Company or are adequately covered by: (i) insurance; (ii) contractual or statutory indemnification, or (iii) reserves for potential losses.

Item 4.  Submission of Matters to a Vote of Security Holders

                 			       CILCORP

There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

                   		       CILCO

There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

              		    Executive Officers of CILCORP


		 Age at                Positions Held During             Initial
    Name         3/31/95    Past Five Years            Effective Date(2)

R. O. Viets           51    President and Chief
                      		    Executive Officer          February 1, 1988

J. G. Sahn(1)         48   Vice President, General     March 1, 1994
			                        Counsel and Secretary
                        			   Vice President
                      			   and General Counsel        February 1, 1989

R. J. Sprowls         37   Treasurer and
                     			   Assistant Secretary         October 1, 1990
                     			   Treasurer - CILCO           February 1, 1988

T. D. Hutchinson      40      Controller               February 1, 1988

Notes:

(1) M. J. Murray served as Secretary and Assistant Treasurer from January 22, 1985, until February 28, 1994, when he retired and was replaced as Secretary by J. G. Sahn.

(2) The term of each executive officer extends to the organization meeting of CILCORP's Board of Directors following the next annual election of Directors.



               		      Executive Officers of CILCO

		                   Age as of  Positions Held During       Initial
  Name               3/31/95    Past Five Years(1)     Effective Date(2)

R. W. Slone              59   Chairman of the Board,
                     			      President and Chief
                     			      Executive Officer         April 23, 1991
                     			      President and Chief
                     			      Executive Officer         February 1, 1988(3)

T. S. Kurtz              47   Vice President            November 1, 1988(4)

T. S. Romanowski         45   Vice President            October 1, 1986(4)

W. M. Shay               42   Vice President            January 1, 1993(4)(5)

J. F. Vergon             47   Vice President            October 1, 1986(4)(5)

W. R. Dodds              40   Treasurer and Manager
                     			      of Treasury Department    October 1, 1990
                     			      Controller and Manager
                     			      of Accounting             February 1, 1988

R. L. Beetschen          49  Controller and Manager
			                          of Accounting              October 1, 1990
                     			     Supervisor - General
                     			     Accounting                 May 1, 1988

J. G. Sahn               48  Secretary                  March 1, 1993

Notes:

(1) The officers listed have been employed by CILCO in executive or management positions for more than five years except Mr. Shay and Mr. Sahn. Mr. Shay was Vice President and Chief Financial Officer of CILCO's parent, CILCORP Inc., from August 15, 1988, through December 31, 1992. Mr. Sahn also serves as Vice President and General Counsel of CILCORP Inc., a position he has held since
       	February 1, 1989.   He was elected Secretary and Assistant
       	Treasurer of CILCORP effective March 1, 1994.

(2) The term of each executive officer extends to the organization meeting of CILCO's Board of Directors following the next annual election of Directors.

(3) R. W. Slone will retire from CILCO effective April 1, 1995. He will be replaced by R. O. Viets as Chairman and Chief Executive Officer. Mr. Viets was previously Chairman of the Board of CILCO and also serves as President and Chief Executive Officer of CILCORP Inc.

(4) T. S. Kurtz, T. S. Romanowski, W. M. Shay and J. F. Vergon head the Electric Production Group, the Finance and Administrative Services Group, the Electric Operations Group and the Gas Operations Group, respectively. T. S. Romanowski also serves as CILCO's Principal Financial Officer. J. F. Vergon also serves as Chairman of the Board, President and Chief Executive Officer of CILCORP Investment Management Inc.

(5) Effective April 1, 1995, Mr. Shay and Mr. Vergon will become Group Presidents of Electric Operations and Gas Operations, respectively.



                         			       PART II

Item 5. Market for the Registrant's Common Equity and Related
       	Stockholder Matters

                        			       CILCORP

The Company's common stock is listed on the New York and Chicago Stock Exchanges (ticker symbol CER). At December 31, 1994, there were 15,095 holders of record of the Company's common stock. The following table sets forth, for the periods indicated, the dividends per share of common stock and the high and low prices of the common stock as reported in New York Stock Exchange Composite Transactions.

                                   					  Quarter
 1993                    First       Second      Third      Fourth
Price Range
High                   $43 3/8      $43 3/8     $43 3/4      $43
Low                    $39          $40 3/8     $41 5/8      $35 3/4

Dividends Paid         $  .615      $  .615     $  .615      $  .615

 1994

Price Range
High                   $37 1/2      $34 7/8     $31          $32 1/2
Low                    $33          $28 7/8     $28 3/4      $29 1/4

Dividends Paid         $  .615      $  .615     $  .615      $  .615

The number of common shareholders of record as of March 10, 1995, was 14,954.

                    			       CILCO

CILCO's common stock is not traded on any market. As of March 10, 1995, 13,563,871 shares of CILCO's Common Stock, no par value, were issued, and outstanding and privately held, beneficially and of record, by CILCORP Inc.

CILCO's requirement for retained earnings before common stock dividends may be paid as described in Note 5 of CILCO's Notes to Financial
Statements contained in Item 8. Financial Statements and Supplementary
Data.

Item 6. Selected Financial Data

CILCORP INC.
Selected Financial Data
For the Years Ended December 31,

                      		1994         1993           1992          1991         1990        1989
                  				            (In thousands except per share amounts)
Revenue             $  605,139    $  584,511    $  581,225    $  590,165   $  542,847  $  463,062

Net income available
  for common
  stockholders          32,586        33,583        32,097        39,656       34,504      48,399
Earnings per share        2.50          2.60          2.48          3.14         2.69        3.58
Total assets         1,238,384     1,198,440     1,184,916     1,147,978    1,155,254   1,136,140
Long-term debt         326,695       325,711       307,628       324,998      298,217     301,114
Dividends declared
  per common share        2.46          2.46          2.46          2.46         2.46        2.46

Central Illinois Light Company
Selected Financial Data
For the Years Ended December 31,

                   			  1994      1993      1992       1991      1990        1989
                          					       (In thousands)
Revenue             $  461,370  $453,878  $433,739   $454,602   $432,961    $426,302

Net income available
 for common
 stockholders           29,507    33,635    31,195     39,790     36,525      39,989
Total assets         1,019,109   988,325   965,691    942,634    928,304     947,465
Long-term debt         278,359   278,321   257,361    268,006    268,051     268,095
Ratio of earnings to
 fixed charges            3.01      3.20      3.12       3.74       3.55        3.71


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 27 of CILCORP's 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 8.:  Financial Statements and Supplementary Data

The financial statements on pages 29 through 44 and Management's
Report to the Stockholders of CILCORP Inc. on page 28 of CILCORP's 1994 Annual Report to Shareholders are incorporated herein by reference.


Index to Financial Statements:
              			       CILCORP							                      Page

Report of Independent Public Accountants on
  Schedules                                                   30

                   				 CILCO
Management's Report                                           31
Report of Independent Public Accountants                      32
Consolidated Statements of Income                             33
Consolidated Balance Sheets                                 34-35
Consolidated Statements of Cash Flows                       36-37
Consolidated Statements of Retained Earnings                  38
Statements of Segments of Business                          39-40
Notes to Consolidated Financial Statements                  41-52

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


To CILCORP Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in CILCORP Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 3, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules listed in Item 14(a)2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Our report on the financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes, effective January 1, 1993, as discussed in Note 2 to the financial statements.



                               					   ARTHUR ANDERSEN LLP



Chicago, Illinois
February 3, 1995

MANAGEMENT'S REPORT

The accompanying financial statements and notes for CILCO and its consolidated subsidiaries have been prepared by management in accordance with generally accepted accounting principles. Estimates and judgments used in developing these statements are the responsibility of management. Financial data presented throughout this report is consistent with these statements.

CILCO maintains a system of internal accounting controls which management believes is adequate to provide reasonable assurance as to the integrity of accounting records and the protection of assets. Such controls include established policies and procedures, a program of internal audit and the careful selection and training of qualified personnel.

The financial statements have been audited by CILCO's independent public accountants, Arthur Andersen LLP. Their audit was conducted in accordance with generally accepted auditing standards and included an assessment of selected internal accounting controls only to determine the scope of their audit procedures. The report of the independent public accountants is contained in this Form 10-K annual report.

The Audit Committee of the CILCORP Inc. Board of Directors, consisting solely of outside directors, meets periodically with the independent public accountants, internal auditors and management to review accounting, auditing, internal accounting control and financial reporting matters. The independent public accountants have direct access to the Audit Committee. The Audit Committee meets separately with the independent public accountants.


                          				       R. W. Slone
                            		       R. W. Slone
                          				       Chairman of the Board,
                          				       President and Chief
                                 					 Executive Officer



                            				     T. S. Romanowski
                          				       T. S. Romanowski
                          				       Vice President and Chief
                                 					 Financial Officer



                          				       R. L. Beetschen
                          				       R. L. Beetschen
                          				       Controller and Manager of
                                 					 Accounting

		 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Central Illinois Light Company:

We have audited the accompanying consolidated balance sheets of Central Illinois Light Company (an Illinois corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, cash flows, segments of business, and retained earnings for each of the three years in the period ended December 31, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Illinois Light Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in Item 14(a)2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These financial statement schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

As explained in Note 2 to the Financial Statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.



                            					   ARTHUR ANDERSEN LLP
Chicago, Illinois
February 3, 1995

Central Illinois Light Company
Consolidated Statements of Income

For the Years Ended December 31,                    1994        1993      1992
                                                							   (In thousands)
Operating Revenues:
Electric                                          $313,085    $303,124  $288,813
Gas                                                148,285     150,754   144,926
                                          						  --------    --------  --------
	   Total Operating Revenues                       461,370     453,878   433,739
                                          						  --------    --------  --------
Operating Expenses:
Cost of Fuel                                        97,184      92,112    94,133
Cost of Gas                                         78,696      79,022    77,123
Purchased Power                                      9,433       8,754     4,295
Other Operation Expenses                            81,143      77,125    71,692
Maintenance                                         28,174      30,648    28,561
Depreciation and Amortization                       54,349      53,023    51,395
Income Taxes                                        21,489      22,226    19,829
State and Local Taxes on Revenue                    20,450      19,417    17,823
Other Taxes                                         11,945      11,364    11,288
                                          						  --------    --------  --------
	   Total Operating Expenses                       402,863     393,691   376,139
                                          						  --------    --------  --------
Operating Income                                    58,507      60,187    57,600
                                           					  --------    --------  --------
Other Income and Deductions:
Cost of Equity Funds Capitalized                       530         (23)      122
Company-owned Life Insurance, Net                     (667)       (516)     (142)
Disallowed Plant Cost                               (7,523)         --        --
Income Tax Reduction for Disallowed Plant Cost       2,982          --        --
Other, Net                                          (1,051)        262     1,626
                                          						  --------    --------  --------
	   Total Other Income and (Deductions)             (5,729)       (277)    1,606
                                          						  --------    --------  --------
Income Before Interest Expenses                     52,778      59,910    59,206
                                          						  --------    --------  --------
Interest Expenses:
Interest on Long-term Debt                          19,221      19,753    20,747
Cost of Borrowed Funds Capitalized                    (510)       (222)     (215)
Other                                                1,580       2,701     3,038
                                           					  --------    --------  --------
	   Total Interest Expenses                         20,291      22,232    23,570
                                           					  --------    --------  --------
Net Income                                          32,487      37,678    35,636
                                          						  --------   --------    -------
Dividends on Preferred Stock                         2,980       4,043     4,441
                                          						  --------    --------  --------
Net Income Available for Common Stock             $ 29,507    $ 33,635  $ 31,195
                                           					  ========   ========   ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Central Illinois Light Company
Consolidated Balance Sheets
Assets


As of December 31,                                     1994       1993
                                         						       (In thousands)
Utility Plant, At Original Cost:
  Electric                                          $1,092,382  $1,068,818
  Gas                                                  355,270     348,541
                                          						    ----------  ----------
                                          						     1,447,652   1,417,359
  Less - Accumulated Provision for Depreciation        653,571     618,912
                                          						    ----------  ----------
                                          						       794,081     798,447
Construction Work in Progress                           71,105      31,896
Plant Acquisition Adjustments, Net of
  Amortization                                           3,355       4,068
                                          						    ----------  ----------
	   Total Utility Plant                                868,541     834,411
                                          						    ----------  ----------
Other Property and Investments:
Cash Surrender Value of Company-owned Life
Insurance (Net of Related Policy Loans of
  $28,831 in 1994 and $24,923 in 1993)                   1,637       1,263
Other                                                    1,041       1,056
                                          						    ----------  ----------
	   Total Other Property and Investments                 2,678       2,319
                                          						    ----------  ----------

Current Assets:
Cash and Temporary Cash Investments                        629         594
Receivables, Less Reserves of $600 and $585             30,543      34,197
Accrued Unbilled Revenue                                22,340      25,111
Fuel, at Average Cost                                   14,765       8,323
Materials and Supplies, at Average Cost                 16,731      16,674
Gas in Underground Storage, at Average Cost             17,484      24,548
Prepaid Taxes                                            2,103         856
Other                                                    7,217       8,657
                                          						    ----------  ----------
	   Total Current Assets                               111,812     118,960
                                          						    ----------  ----------
Deferred Debits:
Unamortized Loss on Reacquired Debt                      6,486       6,950
Unamortized Debt Expense                                 2,212       2,185
Prepaid Pension Cost                                    13,312      13,953
Other                                                   14,068       9,547
                                          						    ----------  ----------
	   Total Deferred Debits                               36,078      32,635
                                          						    ----------  ----------
Total Assets                                        $1,019,109  $  988,325
                                          						    ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

Central Illinois Light Company
Consolidated Balance Sheets
Capitalization and Liabilities


As of December 31,                                     1994         1993
                                                 							(In thousands)
Capitalization:
Common Shareholder's Equity:
   Common Stock, No Par Value; Authorized
   20,000,000 Shares; Outstanding 13,563,871
   Shares                                          $  185,661    $  185,661
   Retained Earnings                                  122,125       108,645
                                          						   ----------    ----------
	Total Common Shareholder's Equity                    307,786       294,306
Preferred Stock Without Mandatory Redemption           44,120        44,120
Preferred Stock With Mandatory Redemption              22,000        22,000
Long-term Debt                                        278,359       278,321
                                           					   ----------    ----------
	Total Capitalization                                 652,265       638,747
                                           					   ----------    ----------
Current Liabilities:
Notes Payable                                          23,400        12,400
Accounts Payable                                       47,536        40,971
Accrued Taxes                                           6,387         6,083
Accrued Interest                                        8,477         8,616
PGA Over-Recoveries                                     2,142         3,029
Level Payment Plan                                      4,155         2,944
Other                                                   6,809         5,941
                                          						   ----------    ----------
	Total Current Liabilities                             98,906        79,984
                                          						   ----------    ----------
Deferred Liabilities and Credits:
Accumulated Deferred Income Taxes                     151,856       144,969
Regulatory Liability, Net                              59,997        69,477
Investment Tax Credits                                 26,178        27,871
Capital Lease Obligation                                2,665         2,954
Other                                                  27,242        24,323
                                          						   ----------    ----------
	Total Deferred Liabilities and Credits               267,938       269,594
                                          						   ----------    ----------
Total Capitalization and Liabilities               $1,019,109    $  988,325
                                          						   ==========    ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.


Central Illinois Light Company
Consolidated Statements of Cash Flows
For the Years Ended December 31,                   1994       1993       1992
                                                  							(In thousands)
Cash Flows from Operating Activities:
Net Income Before Preferred Dividends              $ 32,487   $ 37,678  $ 35,636
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
  Disallowed Plant Costs                              7,522         --        --
  Income Tax Reduction for Disallowed Plant
    Costs                                            (2,982)        --        --
  Depreciation and Amortization                      55,062     53,734    52,108
  Deferred Taxes, Investment Tax Credits and
    Regulatory Liability, Net                        (2,006)    (1,512)   (4,157)
  Decrease (Increase) in Accounts Receivable          3,654      1,513      (232)
  Decrease (Increase) in Fuel, Materials and
    Supplies, and Gas in Underground Storage            565     (5,609)   (2,591)
  Decrease (Increase) in Unbilled Revenue             2,771       (320)   (2,336)
  Increase in Accounts Payable                        6,565      6,098     5,716
  Increase in Accrued Taxes and Interest                867      3,304       476
  Capital Lease Payments                                478        478        --
  Decrease (Increase) in Other Current Assets           193       (272)    1,237
  Increase (Decrease) in Other Current Liabilities    1,192     (6,398)    3,016
  (Increase) Decrease in Other Non-Current
    Assets                                           (1,631)     3,050       314
  Increase in Other Non-Current Liabilities           2,319         81     5,493
                                          						   --------   --------  --------

      Net Cash Provided by Operating Activities     107,056     91,825    94,680
                                          						   --------   --------  --------
Cash Flows from Investing Activities:
  Capital Expenditures                              (90,873)   (72,580)  (61,701)
  Cost of Equity Funds Capitalized                     (530)        23      (122)
  Other                                              (7,308)     2,581    (5,113)
                                          						   --------   --------   --------
      Net Cash Used in Investing Activities         (98,711)   (69,976)  (66,936)
                                          						   --------   --------   --------
Cash Flows from Financing Activities:
  Common Dividends Paid                             (16,027)   (15,878)  (31,787)
  Preferred Dividends Paid                           (2,980)    (4,043)   (4,441)
  Long-Term Debt Issued                                 175    107,269   133,001
  Preferred Stock Issued                                 --     46,006        --
  Long-Term Debt Retired                                 --    (97,756) (140,318)
  Preferred Stock Retired                                --    (46,051)       --
  Payments on Capital Lease Obligation                 (478)      (478)       --
  (Decrease) Increase in Short-Term Borrowing        11,000    (12,100)   13,000
                                          						   --------   --------  --------
       Net Cash Used in Financing Activities         (8,310)   (23,031)  (30,545)
                                          						   --------   --------  --------
Net Increase (Decrease) in Cash and Temporary
 Cash Investments                                        35     (1,182)   (2,801)

Cash and Temporary Cash Investments at Beginning
 of Year                                                594      1,776     4,577
                                            				   --------   --------  --------
Cash and Temporary Cash Investments at
  December 31,                                     $    629    $   594   $ 1,776
                                          						   ========    =======   =======

Supplemental Disclosures of Cash Flow
   Information

Cash Paid During the Period for:
   Interest (Net of Cost of Borrowed Funds
    Capitalized)                                   $20,809     $20,271   $20,690
   Income Taxes                                     24,155      13,198    23,838


The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Central Illinois Light Company
Consolidated Statement of Retained Earnings

For the Years Ended December 31,            1994       1993       1992
                                           						 (In thousands)
Balance Beginning of Year                 $108,645   $ 92,433   $ 93,025
Add:
Net Income                                  32,487     37,678     35,636
				                                      --------   --------   --------
	      Total                              $141,132   $130,111   $128,661
                                   					  --------   --------   --------
Deduct:
Cash Dividends Declared
  Preferred Stock
    $100 Par Value
      4 1/2% Series                            501        501        501
      4.64% Series                             371        371        371
      5.85% Series                           1,287        725         --
      7.56% Series                              --        668      1,285
      7.72% Series                              --        686      1,042
      8.28% Series                              --        817      1,242
    Auction Rate Series (rate at
      December 31, 1994 was 4.72%)             821        275         --
  Common Stock, No Par Value                16,027     15,878     31,787
				                                   	  --------   --------   --------
	     Total Dividends Declared              19,007     19,921     36,228
                                   					  --------   --------   --------
  Capital Stock Expense                         --        720         --
  Excess of stated value over purchase
    price of 135,000 shares 7.72%
    Series preferred stock and
    150,000 shares 8.28% Series
    preferred stock retired in 1993             --        825         --
                                   					  --------   --------   --------
                                   					    19,007     21,466     36,228
                                   					  --------  ---------   --------
Balance End of Year                       $122,125   $108,645   $ 92,433
                                   					  ========   ========   ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Central Illinois Light Company
Statements of Segments of Business

Operating Information
   For the Years Ended December 31,  1994          1993           1992
                                      					    (In thousands)
Electric Operations:
Revenue                            $313,085      $303,124       $288,813
Expenses                            263,462       253,995        243,734
                            				   --------      --------       --------
Operating Income                     49,623        49,129         45,079
Income Taxes                         19,925        17,542         15,747
                             			   --------      --------       --------
Operating Income Before
  Income Taxes                     $ 69,548      $ 66,671       $ 60,826
                            				   ========      ========       ========
Depreciation and
  Amortization                     $ 39,130      $ 38,337       $ 37,465

Capital Expenditures               $ 66,537      $ 41,880       $ 41,821

Gas Operations:
Revenue                            $148,285      $150,754       $144,926
Expenses                            139,401       139,696        132,405
                            				   --------      --------       --------
Operating Income                      8,884        11,058         12,521
Income Taxes                          1,564         4,684          4,082
                            				   --------      --------       --------
Operating Income Before
 Income Taxes                      $ 10,448      $ 15,742       $ 16,603
                            				   ========      ========       ========
Depreciation and
 Amortization                      $ 15,219      $ 14,686       $ 13,930

Capital Expenditures               $ 24,867      $ 30,677       $ 20,001

Major Customer
   For the Years
   Ended December 31,        1994              1993                1992
Caterpillar Inc.
Electric Revenue       $41,422   13.2%    $39,831   13.1%     $38,428   13.3%
Gas Revenue              1,719    1.2%      1,581    1.0%       1,847    1.3%
               		       -------  -----     -------  -----      -------  -----
     Total             $43,141    9.4%    $41,412    9.1%     $40,275    9.3%
              		       =======  =====     =======  =====      =======  =====

Identifiable Assets
   As of December 31,               1994           1993           1992
Electric                        $  718,431       $684,618       $684,968
Gas                                260,070        259,462        226,579
Other Utility Assets*               40,608         44,245         47,578
                            				----------       --------       --------
     Total Utility Assets       $1,019,109       $988,325       $959,125
                            				==========       ========       ========

*Other investments, miscellaneous accounts receivable, prepaid assets, deferred pension costs and unamortized debt, discount and expense.

  The accompanying Notes to Financial Statements are an integral part of these statements.

	CENTRAL ILLINOIS LIGHT COMPANY
	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company and CILCO Energy Corporation. CILCO is a subsidiary of CILCORP Inc. Prior year amounts have been reclassified on a basis consistent with the 1994 presentation.

REGULATION

CILCO is a public utility subject to regulation by the Illinois
Commerce Commission and the Federal Energy Regulatory Commission with respect to accounting matters, and maintains its accounts in accordance with the Uniform System of Accounts prescribed by these agencies.

As a regulated public utility, CILCO is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent the probable future revenues to CILCO resulting from the ratemaking action of regulatory agencies. Net regulatory liabilities are approximately $60 million (see Note 2). At December 31, 1994, and 1993, the regulatory assets included on the Consolidated Balance Sheets were as follows:

                                        						       1994       1993
                                       						       (In thousands)
Included in prepayments and other:
    Fuel and gas cost adjustments                    $ 3,682     $ 5,716
    Coal tar remediation cost - estimated
	    current                                             300         263
    Gas transition costs                               1,171         574
                                          						     -------     -------
	  Current costs included in
	    prepayments and other                             5,153       6,553
                                          						     -------     -------
Included in other assets:
    Coal tar remediation cost, net of
      recoveries                                       4,993       4,305
    Gas transition costs                               2,781       2,780
    Unamortized loss on reacquired debt                6,486       6,950
                                          						     -------     -------
	  Future costs included in other assets              14,260      14,035
                                          						     -------     -------
	      Total regulatory assets                       $19,413     $20,588
                                          						     =======     =======

OPERATING REVENUES, FUEL COSTS AND COST OF GAS

Electric and gas revenues include service provided but unbilled at year end. Substantially all electric rates and gas system sales rates of CILCO include a fuel adjustment clause and a purchased gas adjustment clause, respectively. These clauses provide for the recovery of changes in electric fuel costs, excluding coal transportation, and changes in the cost of gas on a current basis in billings to customers. CILCO adjusts the cost of fuel and cost of gas to recognize over or under recoveries of allowable costs. The cumulative effects are deferred on the Balance Sheets as a current asset or current liability (see Regulation, above) and adjusted by refunds or collections through future billings to customers.

CONCENTRATION OF CREDIT RISK

CILCO, as a public utility, must provide service to customers within its defined service territory and may not discontinue service to residential customers when certain weather conditions exist. CILCO continually reviews customers' credit worthiness and requests deposits or refunds deposits based on that review. At December 31, 1994, CILCO had net receivables of $30.5 million, of which approximately $5.1 million was due from its major industrial customers.

TRANSACTIONS WITH AFFILIATES

CILCO, which is a subsidiary of CILCORP, incurs certain corporate expenses such as legal, shareholder and accounting fees on behalf of CILCORP and its other subsidiaries. These expenses are billed monthly to CILCORP and its other subsidiaries based on specific identification of costs except for shareholder-related costs which are based on the relative equity percentages of CILCORP and its subsidiary corporations. A return on CILCO assets used by CILCORP and its other
subsidiaries is also calculated and billed monthly.   Total billings
to CILCORP and its other subsidiaries amounted to $2.4 million, $2.3 million and $3.3 million in 1994, 1993 and 1992, respectively.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

The allowance, representing the cost of equity and borrowed funds used to finance construction, is capitalized as a component of the cost of utility plant. The amount of the allowance varies depending on the rate used and the size and length of the construction program. The Uniform System of Accounts defines AFUDC, a non-cash item, as the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate upon other funds when so used. On the income statement, the cost of borrowed funds capitalized is reported as a reduction of total interest expense and the cost of equity funds capitalized is reported as other income. In accordance with the FERC formula, the composite AFUDC rates used in 1994, 1993 and 1992 were 8.0%, 3.5% and 5.7%, respectively.

DEPRECIATION AND MAINTENANCE

Provisions for depreciation of utility property for financial reporting purposes are based on straight-line composite rates. The annual provisions for utility plant depreciation, expressed as a percentage of average depreciable utility property, were as follows:

                    			 1994          1993            1992
Electric                 3.8%          3.8%            3.8%
Gas                      4.6%          4.6%            4.6%

Utility maintenance and repair costs are charged directly to expense. Renewals of units of property are charged to the utility plant account, and the original cost of depreciable property replaced or retired, together with the removal cost less salvage, is charged to the accumulated provision for depreciation.

INCOME TAXES

CILCO follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property. CILCORP and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to the individual companies based on their respective taxable income or loss.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CILCO considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents for purposes of the Consolidated Statements of Cash Flows.

CILCO-OWNED LIFE INSURANCE POLICIES

The following amounts related to CILCO-owned life insurance contracts, issued by one major insurance company, are recorded on the Consolidated Balance Sheets:

                                 					     1994         1993
                                					       (In thousands)
Cash surrender value of contracts          $30,468      $26,186
Borrowings against contracts               (28,831)     (24,923)
                                   					   -------      -------
	Net investment                            $ 1,637      $ 1,263
                                   					   =======      =======

Interest expense related to borrowings against CILCO-owned life insurance, included in CILCO-owned Life Insurance, Net on the Consolidated Statements of Income, was $2 million, $1.4 million and $.9 million for 1994, 1993 and 1992, respectively.

NOTE 2 - INCOME TAXES

CILCO adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), on January 1, 1993. SFAS 109 requires the use of the liability method to account for income taxes. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Temporary differences occur because the income tax law either requires or permits certain items to be reported on CILCO's income tax return in a different year than they are reported in the financial statements. Adoption of SFAS 109 did not have a material impact on CILCO's financial position, results of operations or cash flows; however, the adoption of SFAS 109 required reclassification of accumulated deferred income taxes on CILCO's Balance Sheet. CILCO established a regulatory liability to account for the net effect of expected future regulatory actions related to unamortized investment tax credits, income tax liabilities initially recorded at tax rates in excess of current rates, the equity component of Allowance for Funds Used During Construction and other items for which deferred taxes had not previously been provided. The temporary differences related to the consolidated net deferred income tax liability at December 31, 1994, December 31, 1993 and January 1, 1993, were as follows:

                           				 Dec. 31, 1994     Dec. 31, 1993    Jan. 1, 1993
                                           					      (In thousands)
Deferred tax liabilities:
   Property, including
      allowance for funds used
      during construction             $212,308         $213,056       $212,891
   Other                                11,105           11,835          8,302
Deferred tax assets:
   Other                               (11,560)         (10,446)        (6,931)
   Net regulatory liability            (59,997)         (69,477)       (74,321)
                             			      --------         --------       --------
      Deferred income taxes           $151,856         $144,968       $139,941
                              		      ========         ========       ========

Of the $6,888,000 increase in the net deferred income tax liability at December 31, 1994, from December 31, 1993, $2,592,000 is due to current year deferred federal and state income tax expense. The remainder is attributable to the decrease in the net regulatory deferred tax liability which is principally due to changes in temporary differences for which deferred taxes were not previously provided.

Income tax expenses were as follows:
Years Ended December 31,            1994          1993           1992
					                                      (In thousands)
Current income taxes
Federal                            $18,912      $18,510        $19,254
State                                4,165        4,860          4,363
                            				   -------      -------        -------
  Total operating current
    taxes                           23,077       23,370         23,617
			                            	   -------      -------        -------
Deferred operating income
  taxes, net
Depreciation and
  amortization                      (1,905)      (1,786)        (1,243)
Repair allowance                       648          168           (431)
Borrowed component of AFUDC           (249)          76            (70)
Capitalized overhead costs            (794)        (888)          (867)
Removal costs                        2,176        2,471          2,238
Call premiums                          401        2,623             --
Gas take-or-pay settlements         (1,244)       1,413         (1,679)
Gas storage field                      408       (2,856)            12
Taxable salvage                      1,229          573            194
Coal tar remediation costs             253          120           (952)
Other                                 (819)       1,364            704
                            				   -------      -------        -------
   Total operating deferred
     income taxes                      104          550         (2,094)
                            				   -------      -------        -------
Investment tax credit
  amortization                      (1,693)      (1,694)        (1,694)
                             				   -------      -------        -------
   Total operating
      income taxes                  21,488       22,226         19,829
                            				   -------      -------        -------
Income tax reduction for
   disallowed plant costs           (2,982)          --             --
Other net                           (1,339)      (1,859)        (2,106)
                            				   -------      -------        -------
   Total income taxes              $17,167      $20,367        $17,723
                             			   =======      =======        =======

Total deferred income taxes, net, includes deferred state income taxes of $752,000, $332,000 and $435,000 for 1994, 1993 and 1992,
respectively.

                                          						  1994        1993       1992
Effective income tax rate                         36.8%       37.7%      36.2%
                                           						 -----       -----      -----
Equity component of AFUDC not subject to
  taxation                                          .4          --         .1
Depreciation differences for which
   deferred taxes have not been provided          (1.4)       (1.0)       (.9)
Amortization of investment tax credit              3.6         3.1        3.5
CILCO-owned life insurance                         1.0          .6         .5
State income taxes                                (6.0)       (6.2)      (6.3)
Civil fine                                         (.7)         --         --
Other differences                                  1.3          .8         .9
                                           					 -----        ----       ----
   Total                                          (1.8)       (2.7)      (2.2)
                                              		 -----        ----       ----
Statutory federal income tax rate                 35.0%       35.0%      34.0%
                                          						 =====        ====       ====

NOTE 3 - POSTEMPLOYMENT BENEFITS

POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS AND HEALTH CARE

On January 1, 1994, CILCO adopted Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits" (SFAS 112). This standard requires accrual of benefits other than pensions or health care provided to former or inactive employees. CILCO recorded a liability of approximately $1.5 million of which $1 million represents the cumulative effect of applying SFAS 112. Of the $1.5 million, $.4 million has been capitalized.

PENSION BENEFITS

Substantially all of CILCO's full-time employees, including those assigned to the Holding Company, are covered by trusteed, non-contributory defined benefit pension plans. Benefits under these qualified plans reflect the employee's years of service, age at retirement and maximum total compensation for any consecutive sixty-month period prior to retirement. CILCO also has an unfunded nonqualified plan for certain employees.

Pension costs for the past three years were charged as follows:
                                   					  1994         1993        1992
					                                          	 (In thousands)
Operating expenses                        $2,465       $1,841      $1,995
Utility plant and other                    1,189          925         721
                                   					  ------       ------      ------
   Net pension costs                      $3,654       $2,766      $2,716
                                   					  ======       ======      ======

Provisions for pension expense are determined under the rules prescribed by Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (SFAS 87), including the use of the projected unit credit actuarial cost method. SFAS 87 requires employers to recognize an additional minimum liability on the Balance Sheets for plans in which the accumulated benefit obligation exceeds the fair value of plan assets.

Information on the plans' funded status, on an aggregate basis follows:
						                                                  1994         1993
                                                   							(In thousands)
Components of net periodic pension costs:
   Cost of pension benefits earned by employees      $  5,589    $  4,401
   Interest cost on projected benefit obligation       14,422      13,611
   Actual return on plan assets                         1,237     (22,053)
   Net amortization and deferral                      (17,594)      6,807
						                                               --------    --------
   Net pension costs                                 $  3,654    $  2,766
                                          						     ========    ========
Actuarial present value of accumulated benefit
   obligation:
   Vested benefits - employees' rights to receive
      benefits no longer contingent upon continued
      employment                                     $146,875    $157,570
   Non-vested benefits - employees' rights to
      receive benefits contingent upon continued
      employment                                       11,258       7,793
						                                               --------    --------
   Net benefit obligation                            $158,133    $165,363
						                                               ========    ========

Funded status of plans:
Pension assets and obligations
   Pension assets at fair market value               $192,427    $200,337
   Projected benefit obligation at present value     (190,440)   (209,416)
   Unrecognized transition asset                       (7,842)     (8,765)
   Unrecognized prior service cost                     11,179      11,687
   Unrecognized net loss                                7,199      20,110
   Adjustment to recognize minimum liability             (111)         --
                                           					     --------    --------
   Net prepaid pension costs recorded on Balance
      Sheets                                         $ 12,412    $ 13,953
						                                               ========    ========

The 1994 prepaid pension costs on the Balance Sheets consist of $13.3 million recorded as prepaid pension expense and $.9 million recorded in other deferred credits.

Rates used for calculations:
Discount rate                                       8.00%      7.00%
Expected rate of salary increase                    4.50%      5.00%
Expected long-term rate of return                   8.50%      8.50%

POSTEMPLOYMENT HEALTH CARE BENEFITS

Provisions for postemployment benefits expenses are determined under the rules of Statement of Financial Accounting Standards No. 106,
"Employers' Accounting for Postretirement Benefits Other Than
Pensions" (SFAS 106).

Substantially all of CILCO's full-time employees, including those assigned to the Holding Company, are currently covered by a trusteed, non-contributory defined benefit postemployment health care plan. The plan pays stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants become eligible for the benefits if they retire from CILCO after reaching age 55 with 10 or more years of service.

Postemployment health care benefit costs were charged as follows:
                                       		    1994       1993       1992
                                            						 (In thousands)
Operating expenses                         $5,253      $5,767     $6,127
Utility plant and other                     1,913       2,060      2,098
                                    				   ------      ------     ------
   Net postemployment health care
     benefit costs                         $7,166      $7,827     $8,225
                                   					   ======      ======     ======

Information on the plans' funded status, on an aggregate basis follows:
                                                 							1994          1993
                                                 							 (In thousands)
Components of net postemployment health care
  benefit costs:
   Service cost - benefits attributed
      to service during the period                    $ 1,496        $ 1,194
   Actual return on plan assets                           133         (1,732)
   Interest cost on accumulated
     postemployment health care
     benefit obligation                                 4,469          4,873
   Amortization of transition
     obligation over 18.6 years                         2,858          2,858
   Other net amortization and deferral                 (1,790)           634
						                                                -------        -------
   Net postemployment health care
     benefit costs                                    $ 7,166        $ 7,827
                                           					      =======        =======
Accumulated postemployment health care
  benefit obligation:
     Retirees                                         $30,849        $44,340

   Other fully eligible participants                   10,859         12,409
   Other active participants                           20,046         19,823
                                          						     --------        -------
   Total accumulated postemployment
      health care benefit obligation                   61,754         76,572

Less:
   Unrecognized actuarial (gain) loss                  (3,046)        13,093
   Unrecognized transition obligation                  41,730         44,588
Plan assets at fair value                              22,929         18,748
                                          						      -------        -------
   Accrued postemployment health
     care benefit cost liability                      $   141        $   143
						                                                =======        =======

For measurement purposes, a health care cost trend rate of 9% annually was assumed for 1994; the rate was assumed to decrease to 8% for 1995, then decrease gradually to 6% by 2020 and remain at that level thereafter.

Increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postemployment benefit obligation at December 31, 1994, by $2.9 million and the aggregate of the service and interest cost components of net postemployment health care cost for 1994 by $265,000. The discount rate used in determining the accumulated postemployment benefit obligation at December 31, 1994, was 8% and at December 31, 1993, was 7%. The weighted average expected return on assets net of taxes was 8.1%, where taxes are assumed to decrease return by 0.4%.

NOTE 4 - SHORT-TERM DEBT

CILCO had arrangements for bank lines of credit totaling $30.4 million at December 31, 1994, all of which were unused. These lines of credit consisted of $7 million maintained by compensating balances and $23.4 million maintained by commitment fees ranging from 1/16 to 2/16 of 1% per annum in lieu of balances. The compensating bank balance arrangements provide that CILCO maintain bank deposits to average annually 3% to 5% of the line, such balances being available to CILCO for operating purposes and as compensation to the bank for other bank services. These bank lines of credit also support CILCO's issuance of commercial paper. Short-term borrowings consisted of commercial paper totaling $23.4 million and $12.4 million at December 31, 1994 and 1993, respectively.

NOTE 5 - RETAINED EARNINGS

CILCO's Articles of Incorporation provide that no dividends shall be paid on the common stock if, at the time of declaration, the balance of retained earnings does not equal at least two times the annual dividend requirement on all outstanding shares of preferred stock. The amount of retained earnings so required at December 31, 1994, was $6.7 million.

NOTE 6 - PREFERRED STOCK

At December 31,                                1994             1993
						   (In thousands)
Preferred stock, cumulative
$100 par value, authorized 1,500,000 shares
   Without mandatory redemption
   4.50% series - 111,264 shares               $11,126          $11,126
   4.64% series - 79,940 shares                  7,994            7,994
Class A, no par value, authorized
  3,500,000 shares
   Flexible auction rate - 250,000
    shares (a)                                  25,000           25,000
   With mandatory redemption
   5.85% series - 220,000 shares                22,000           22,000
					                                          -------          -------
	Total preferred stock                         $66,120          $66,120
					                                          =======          =======

(a) Dividend rates at December 31, 1994 and 1993, were 4.72% and 2.62%, respectively.

All classes of preferred stock are entitled to receive cumulative dividends and rank equally as to dividends and assets, according to their respective terms.

The total annual dividend requirement for preferred stock outstanding at December 31, 1994, is $3.3 million, assuming a continuation of the auction dividend rate at December 31, 1994, for the flexible auction rate series.

PREFERRED STOCK WITHOUT MANDATORY REDEMPTION

The call provisions of preferred stock redeemable at CILCO's option outstanding at December 31, 1994, are as follows:

Series                          Callable Price Per Share (plus accrued dividends)
4.50%                                   $110
4.64%                                   $102
Flexible auction rate                   $100

PREFERRED STOCK WITH MANDATORY REDEMPTION

CILCO's 5.85% Class A preferred stock may be redeemed in 2003 at $100 per share. A mandatory redemption fund must be established on July 1, 2003. The fund will provide for the redemption of 11,000 shares for $1.1 million on July 1 of each year through July 1, 2007. On July 1, 2008, the remaining 165,000 shares will be retired for $16.5 million.

PREFERENCE STOCK, CUMULATIVE

No Par Value, Authorized 2,000,000 shares, of which none have been issued.

NOTE 7 - LONG-TERM DEBT

AT DECEMBER 31,                                   1994           1993
						    (In thousands)
First Mortgage Bonds
   5 1/8% series due 1996                       $ 16,000       $ 16,000
   5 1/2% series due 1997                         20,000         20,000
   7 1/2% series due 2007                         50,000         50,000
   8 1/5% series due 2022                         65,000         65,000
Medium-Term Notes
   5.7% series due 1998                           10,650         10,650
   6.4% series due 2000                           30,000         30,000
   6.82% series due 2003                          25,350         25,350
   7.8% series due 2023                           10,000         10,000
Pollution Control Refunding Bonds
   6.5% series F due 2010                          5,000          5,000
   6.2% series G due 2012                          1,000          1,000
   6.5% series E due 2018                         14,200         14,200
   5.9% series H due 2023                         32,000         32,000
		                                          				--------       --------
				                                          		 279,200        279,200
Unamortized premium and discount on
  long-term debt, net                               (841)          (879)
                                           					--------       --------
     Total long-term debt                       $278,359       $278,321
                                          						========       ========


CILCO's first mortgage bonds are secured by a lien on substantially all of its property and franchises. Unamortized borrowing expense, premium and discount on outstanding long-term debt are being amortized over the lives of the respective issues.

Scheduled maturities of long-term debt for 1996-1999 are $16 million, $20 million, $10.6 million and $0, respectively.

The 1995 maturities of long-term borrowings have been classified as current liabilities.

NOTE 8 - COMMITMENTS & CONTINGENCIES

CILCO's 1995 capital expenditures for utility plant are estimated to be $69 million, in connection with which CILCO has normal and customary purchase commitments at December 31, 1994.

CILCO's policy is to act as a self-insurer for certain insurable risks resulting from employee health and life insurance programs.

In August 1990, CILCO entered into a firm, wholesale power purchase agreement with Central Illinois Public Service Company (CIPS). This agreement, which expires in 1998, provides for an initial purchase of 30 megawatts (MW) of capacity, increasing to 90 MW in 1997. CILCO can increase purchases to a maximum of 100 MW during the contract period, provided CIPS then has the additional capacity available. In November 1992, CILCO entered into a limited-term power agreement to purchase 100 MW of CIPS's capacity from June 1998 through May 2002. At CILCO's request, purchases may be increased to a maximum of 150 MW during the contract period, provided CIPS has the additional capacity available.

For a discussion of former gas manufacturing sites, refer to the caption "Environmental Matters" of Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations on page 20 of CILCORP's 1994 Annual Report which is incorporated herein by reference.

NOTE 9 - RATE MATTERS

In December 1994, the Illinois Commerce Commission (ICC) issued a rate order designed to grant CILCO a $10.6 million, or 6.7% annual increase in gas base rate revenues. The order represents approximately 75% of CILCO's original rate increase request filed in January 1994. The new rates, designed to yield an 11.82% return on common equity and a 9.24% return on rate base, were effective the week of December 12, 1994. The ICC denied requests for rehearing which had been filed by CILCO and other parties. No party has appealed the ICC order, and the time for appeal has expired.

As a part of its rate order, the ICC disallowed approximately $7.5 million of CILCO's $24 million investment in the Springfield, Illinois, cast iron main renewal project. To reflect the disallowance, CILCO recorded a pre-tax charge of approximately $7.5 million ($4.5 million after-tax) against 1994 earnings.

In mid-1992, after a significant number of leaks were detected in CILCO's Springfield cast iron gas distribution system, CILCO began a detailed examination of its Springfield gas distribution system and related operating practices and procedures. CILCO thereafter began an aggressive program to renew its Springfield gas cast iron main system. This project was substantially completed by September 30, 1993.

The ICC staff began an informal review of CILCO's Springfield gas operations and record-keeping practices in September 1992. Subsequently, the U.S. Department of Transportation (DOT) and the U.S. Department of Justice (DOJ) began conducting investigations of CILCO which were also focused principally on CILCO's Springfield gas operations and its record-keeping practices.

On September 16, 1994, CILCO entered into a federal court civil consent decree with the DOJ which concluded the DOT and DOJ investigations of CILCO. As a part of the settlement with the DOJ, CILCO accepted adjustments recommended by the ICC staff which resulted in a net disallowance from CILCO's gas rate base of approximately $4.6 million of the cost of the Springfield cast iron main renewal project. This charge is part of the $7.5 million disallowance included in the December 1994 rate order. In addition to the rate base disallowance, CILCO agreed to pay an $844,000 civil fine to the United States and agreed to reimburse the ICC, the DOT and the DOJ $156,000 for the costs of their investigations. CILCO also agreed to underwrite the reasonable expense of an outside expert, to be selected by the ICC, to examine its gas operations manuals and systems to ensure they are in compliance with all applicable statutes and regulations. CILCO estimates the cost of the audit will be $350,000. Management expects the audit to conclude by the end of 1995.

The DOJ agreed not to seek any additional civil or criminal penalties from CILCO or the Company. The ICC staff also agreed not to seek any additional enforcement penalties from CILCO or the Company. CILCO agreed to continue to cooperate with the DOJ in its investigation and prosecution of any individuals who may be responsible for willful violations of any applicable statute or regulation.

For a discussion of other gas and electric rate matters refer to information under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations of CILCORP's 1994
Annual Report to Shareholders, which is incorporated herein by reference.

NOTE 10 - LEASES

CILCO leases certain equipment, buildings and other facilities under capital and operating leases. Minimum future rental payments under non-cancelable capital and operating leases having remaining terms in excess of one year as of December 31, 1994, are $21 million in total. Payments due during the years ending December 31, 1995, through December 31, 1999, are $5.3 million, $3.5 million, $2.9 million, $2.8 million and $2.7 million, respectively.

NOTE 11 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following quarterly operating results are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of CILCO's operating results for the periods indicated. The results of operations for each of the fiscal quarters are not necessarily comparable to, or indicative of, the results of an entire year due to the seasonal nature of CILCO's business.

For the Three Months Ended  March 31,     June 30,   September 30, December 31,
					    (In thousands)
1994
Operating revenue            $145,386      $101,505      $108,142    $106,337
Operating income               16,007        12,204        18,227      12,069
Net income                     10,615         7,057         8,986       5,829

1993

Operating revenue            $133,234      $ 94,184      $109,800    $116,660
Operating income               16,978        11,358        19,855      11,996
Net income                     11,303         5,862        14,052       6,461

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                        			       CILCORP

Not applicable.
                         			       CILCO

Not applicable.

                       			       PART III

Item 10. Directors and Executive Officers of the Registrant

                        			       CILCORP

The information required by Item 10 relating to directors is set forth in the Company's definitive proxy statement for its 1995 Annual Meeting of Stockholders filed with the Commission pursuant to Regulation 14A. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors" of such proxy statement. Information required by Item 10 relating to executive officers of the Company is set forth under a separate caption in Part I hereof.

                          			       CILCO

The information required by Item 10 relating to directors is set forth in CILCO's definitive proxy statement for its 1995 Annual Meeting of Stockholders filed with the Commission pursuant to Regulation 14A. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors" of such proxy statement. Information required by Item 10 relating to executive officers of CILCO is set forth under a separate caption in Part I hereof.

Item 11. Executive Compensation

                           			       CILCORP

The Company has filed with the Commission a definitive proxy statement pursuant to Regulation 14A. The information required by Item 11 is incorporated herein by reference to the material appearing under the caption "Executive Compensation" of such proxy statement.

                         			       CILCO

CILCO has filed with the Commission a definitive proxy statement pursuant to Regulation 14A. The information required by Item 11 is incorporated herein by reference to the material appearing under the caption "Executive Compensation" of such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and
       	 Management
			                             CILCORP

The Company has filed with the Commission a definitive proxy statement pursuant to Regulation 14A. The information required by Item 12 is incorporated herein by reference to the material appearing under the caption "Voting Securities and Principal Holders" of such proxy statement.

                      			       CILCO

CILCO has filed with the Commission a definitive proxy statement pursuant to Regulation 14A. The information required by Item 12 is incorporated herein by reference to the material appearing under the caption "Voting Securities and Principal Holders" of such proxy statement.

Item 13. Certain Relationships and Related Transactions

                     			       CILCORP

CILCORP Inc. (CILCORP or Company), a holding company, is the parent of its direct subsidiaries Central Illinois Light Company (CILCO), CILCORP Investment Management Inc., CILCORP Ventures Inc. and Environmental Science & Engineering, Inc. (ESE). In the course of business, the Company carries on certain relations with affiliated companies such as shared facilities, utilization of employees and other business transactions. Central Illinois Light Company is reimbursed at cost by the Company and the other subsidiaries for any services it provides.

ESE and the Holding Company entered into an agreement to consolidate ESE's outstanding debt. Under this agreement, ESE can draw on a $15 million revolving line of credit which expires May 2, 1996. At December 31, 1994, ESE had $5.6 million borrowed from CILCORP under this agreement. ESE also borrowed $20 million from the Holding Company on a term credit basis with the principal due May 2, 1998.

At December 31, 1994, CILCORP guaranteed $21 million of outstanding debt of CILCORP Lease Management Inc. CILCORP receives a fee for the guarantee.

CIM has guaranteed the performance of CIM Leasing Inc. and CIM Air Leasing Inc. with respect to certain obligations arising from the leveraged lease investments held by these subsidiaries.

                    			       CILCO

Certain members of the Board of Directors of CILCORP Inc. are also members of the Board of Directors of CILCO and the Secretary of CILCO is also Vice President, General Counsel and Secretary of CILCORP Inc.

                    			       PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
       	 8-K

                    			       CILCORP
				                                            			      Page in
                                           							   Annual Report to
                                              						    Shareholders
(a) 1.   Financial Statements
	 The following statements are included in
	 Exhibit 13 of this filing and are incorporated
	 herein by reference from CILCORP Inc.'s 1994
	 Annual Report:

	 Management's Report                                         28
	 Report of Independent Public Accountants                    28
	 Consolidated Statements of Income for the three
	    years ended December 31, 1994                            29

	 Consolidated Balance Sheets as of
	    December 31, 1994, and December 31, 1993               30-31

	 Consolidated Statements of Segments of Business for
	    the three years ended December 31, 1994                32-33

	 Consolidated Statements of Cash Flows for the three
	    years ended December 31, 1994                            34

	 Consolidated Statements of Common Stockholders' Equity
	    for the three years ended December 31, 1994              35

	 Notes to the Consolidated Financial Statements            36-44

(a) 2.   Financial Statement Schedules

	 The following schedules are included herein:         Page No.
                                         							      Form 10-K

	 Schedule II - Valuation and Qualifying Accounts
			 and Reserves for the three years
			 ended December 31, 1994                                59

	 Schedule XIII -Investment in Leveraged Leases at
			 December 31, 1994                                      61

	 Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) 3.   Exhibits

  *(3)  Articles of Incorporation (Designated in Form 10-K for the
      	 year ended December 31, 1991, File No. 1-8946, as Exhibit
       	3)).

   (3)a By-laws as amended effective August 20, 1993.

***(4) Instruments defining the rights of security holders, including indentures

*(10) CILCO Executive Deferral Plan as amended through February 22, 1994. (Designated in Form 10-K for the year ended December 31, 1993, File No. 1-8946, as Exhibit (10)).

*(10)a  Executive Deferral Plan II (Designated in Form 10-K for the
	       year ended December 31, 1989, File No. 1-8946, as Exhibit
       	(10)b).

 (10)b  CILCORP Economic Value Added Incentive Compensation Plan
 	      (Adopted February 29, 1989 & Revised January 29, 1991.)

 (10)c  CILCORP Compensation Protection Plan. (Adopted June 28, 1994.)

*(10)d CILCO Benefit Replacement Plan (Designated in Form 10-K for the year ended December 31, 1991, File No. 1-8946, as Exhibit
       	(10)e).

*(10)e CILCORP Deferred Compensation Stock Plan (Designated in Form 10-K for the year ended December 31, 1991, File No. 1-8946, as
      	 Exhibit (10)f).

*(10)f Shareholder Return Incentive Compensation Plan (included as part of Company's definitive proxy in 1993 Annual Meeting of Stockholders, filed with the Commission on March 26, 1993.)

 (12)   Computation of Ratio of Earnings to Combined Fixed Charges and
       	Preferred Stock Dividends
                                                   							       Page No.
                                                   							       Form 10-K

 (13)   Annual Report to Security Holders                            66

 (24)   Consent of Arthur Andersen LLP                               67

 (25)   Power of Attorney

 (27)   CILCORP Inc. Consolidated Financial Data Schedule

(b) 3.  Reports on Form 8-K
       	Form 8-K was filed on December 12, 1994, to disclose the issuance by the ICC of a rate order designed to grant CILCO a $10.6 million, or 6.7%, annual increase in gas base rate revenues.

* These exhibits have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to registration statements or to other filings of CILCORP or CILCO with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit (where applicable) are stated in the description of such exhibit.

*** Pursuant to Paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, the Company has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt as the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, but hereby agrees to furnish to the SEC on request any such instruments.

                    			       CILCO

                                              							       Page No.
                                             							       Form 10-K
(a) 1.  Financial Statements

	The following are included herein:

	Management's Report                                          31

	Report of Independent Public Accountants                     32

	Consolidated Statements of Income for the three years
	  ended December 31, 1994                                    33

	Consolidated Balance Sheets as of December 31, 1994 and
	  December 31, 1994                                        34-35

	Consolidated Statements of Cash Flows for the three
	  years ended December 31, 1994                            36-37

	Consolidated Statements of Retained Earnings for the
	  three years ended December 31, 1994                        38

	Consolidated Statements of Segments of Business for
	  the three years ended December 31, 1994                  39-40

	Notes to the Consolidated Financial Statements             41-52

(a) 2.  Financial Statement Schedules
	The following schedule is included herein:

	Schedule II - Valuation and Qualifying Accounts and
			Reserves for the three years ended
			December 31, 1994                                          60

	Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) 3.  Exhibits

   (3)  Articles of Incorporation as amended July 26, 1993.

   (3)a Bylaws as amended effective April 26, 1994.

  *(4) Indenture of Mortgage and Deed of Trust between Illinois Power Company and Bankers Trust Company, as Trustee, dated as of April 1, 1933, Supplemental Indenture between the same parties dated as of June 30, 1933, Supplemental Indenture between the Company and Bankers Trust Company, as Trustee, dated as of July 1, 1933 and Supplemental Indenture between the same parties dated as of January 1, 1935, securing First Mortgage
       	Bonds, and indentures supplemental to the foregoing through November 1, 1994. (Designated in Registration No. 2-1937 as
	       Exhibit B-1, in Registration No. 2-2093 as Exhibit B-1(a), in Form 8-K for April 1940, File No. 1-2732-2, as Exhibit A, in
       	Form 8-K for December 1949, File No. 1-2732-2, as Exhibit A, in Form 8-K for December 1951, File No. 1-2732, as Exhibit A, in Form 8-K for July 1957, File No. 1-2732, as Exhibit A, in
       	Form 8-K for July 1958, File No. 1-2732, as Exhibit A, in Form
       	8-K for March 1960, File No. 1-2732, as Exhibit A, in Form 8-K for September 1961, File No. 1-2732, as Exhibit B, in Form 8-K for March 1963, File No. 1-2732, as Exhibit A, in Form 8-K for February 1966, File No. 1-2732, as Exhibit A, in Form 8-K for
       	March 1967, File No. 1-2732, as Exhibit A, in Form 8-K for
       	August 1970, File No. 1-2732, as Exhibit A, in Form 8-K for
       	September 1971, File No. 1-2732, as Exhibit A, in Form 8-K for September 1972, File No. 1-2732, as Exhibit A, in Form 8-K for
       	April 1974, File No. 1-2732, as Exhibit 2(b), in Form 8-K for
       	June 1974, File No. 1-2732, as Exhibit A, in Form 8-K for
       	March 1975, File No. 1-2732, as Exhibit A, in Form 8-K for May
       	1976, File No. 1-2732, as Exhibit A, in Form 10-Q for the
	       quarter ended June 30, 1978, File No. 1-2732, as Exhibit 2, in Form 10-K for the year ended December 31, 1982, File No. 1-
       	2732, as Exhibit (4)(b), in Form 8-K dated January 30, 1992,
       	File No. 1-2732, as Exhibit (4) in Form 8-K dated January 29,
       	1993, File No. 1-2732, as Exhibit (4) and in Form 8-K dated
       	December 2, 1994, File No. 1-2732, as Exhibit (4).)

  *(4)a Supplemental Indenture dated November 1, 1994.  (Designated in
       	Form 8-K dated November 1, 1994, File No. 1-2732, as Exhibit
       	(4).)

 *(10) CILCO Executive Deferral Plan as amended February 22, 1994. (Designated in Form 10-K for the year ended December 31, 1993, File No. 1-2732, as Exhibit (10).)

 *(10)a Executive Deferral Plan II.  (Designated in Form 10-K for the
	       year ended December 31, 1989, File No. 1-2732, as Exhibit
       	(10)b.)

 *(10)b CILCO Compensation Protection Plan. (Designated in Form 10-K for the year ended December 31, 1990, File No. 1-2732, as
       	Exhibit (10)c.)

 *(10)c CILCO Deferred Compensation Stock Plan.  (Designated in Form
       	10-K for the year ended December 31, 1990, File No. 1-2732, as Exhibit (10)d.)

 *(10)d CILCO Economic Value Added Incentive Compensation Plan.
       	(Designated in Form 10-K for the year ended December 31, 1990, File No. 1-2732, as Exhibit (10)e.)

 *(10)e Benefit Replacement Plan. (Designated in Form 10-K for the year ended December 31, 1991, File No. 1-2732, as Exhibit
       	(10)f.)

 *(10)f Shareholder Return Incentive Compensation Plan (included as part of CILCORP Inc.'s definitive proxy in 1993 Annual Meeting of Stockholders, filed with the Commission on March 26, 1993.)

  (12)  Computation of Ratio of Earnings to Fixed Charges

  (25)  Power of Attorney

  (27)  Central Illinois Light Company Financial Data Schedule

(b) 3.  Reports on Form 8-K

       	A Form 8-K was filed on December 2, 1994, to disclose a Form of Distribution Agreement and Supplemental Indenture dated as of November 1, 1994.

       	A Form 8-K was filed on December 12, 1994, to disclose the issuance by the ICC of a rate order designed to grant CILCO a $10.6 million, or 6.7%, annual increase in gas base rate revenues.

*These exhibits have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to registration statements or to other filings of CILCO with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit (where applicable) are stated in the description of such exhibit.

SCHEDULE II

CILCORP INC. AND SUBSIDIARY COMPANIES
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 1994, 1993 and 1992
(Thousands of dollars)
Column A                       Column B      Column C        Column D  Column E
					                                       Additions
                        				Balance at Charged  Charged             Balance at
		                        		Beginning     to     to Other              End of
      Description           of Period   Income   Accounts  Deductions  Period
Year ended December 31, 1994

  Accumulated Provisions
    Deducted from Assets -
    Doubtful Accounts             $2,255     $2,617       --     $2,581   $2,291

  Accumulated Provisions
    Not Deducted from Assets -
    Injuries and Damages           2,321        915       --        636    2,600

Year ended December 31, 1993

  Accumulated Provisions
    Deducted from Assets -
    Doubtful Accounts             $1,943      2,760       --      2,448   $2,255

  Accumulated Provisions
    Not Deducted from Assets -
    Injuries and Damages           1,869      1,209       --        757    2,321

Year ended December 31, 1992

  Accumulated Provisions
    Deduct from Assets -
    Doubtful Accounts             $1,934      2,390       --      2,381   $1,943

  Accumulated Provisions
    Not Deducted from Assets -
    Injuries and Damages           1,284      2,237       --      1,652   $1,869


SCHEDULE II

CENTRAL ILLINOIS LIGHT COMPANY
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 1994, 1993 and 1992
(Thousands of dollars)
Column A                         Column B      Column C      Column D  Column E
					                                         Additions
			                         	Balance at  Charged  Charged             Balance at
		                         		Beginning     to     to Other              End of
      Description            of Period   Income   Accounts  Deductions  Period
Year ended December 31, 1994

  Accumulated Provisions
    Deducted from Assets -
    Doubtful Accounts             $  585     $1,494       --      $1,479   $  600

  Accumulated Provisions
    Not Deducted from Assets -
    Injuries and Damages           2,321        915       --         636    2,600

Year ended December 31, 1993

  Accumulated Provisions
    Deducted from Assets -
    Doubtful Accounts             $  799      1,079       --       1,293   $  585

  Accumulated Provisions
    Not Deducted from Assets -
    Injuries and Damages           1,869      1,209       --         757    2,321

Year ended December 31, 1992

  Accumulated Provisions
    Deduct from Assets -
    Doubtful Accounts             $  928        957       --       1,086   $  799

  Accumulated Provisions
    Not Deducted from Assets -
    Injuries and Damages           1,284      2,237       --       1,652   $1,869


SCHEDULE XIII

CILCORP INC. AND SUBSIDIARY COMPANIES
Investment in Leveraged Leases
Year Ended December 31, 1994
(Thousands of dollars)
                                  					    Cost             Amount
Leveraged leases                          of each          carried on
				                                      lease(A)       Balance Sheet(B)
Office buildings                           $23,130          $ 46,787
Warehouses                                  11,746            19,633
Mining equipment                            10,244            16,180
Generating station                          14,957            22,312
Passenger railway equipment                  3,805             4,438
Cargo aircraft                               9,583            11,611
                                   					  --------          --------
	Totals                                    $73,465          $120,961
                                   					  ========          ========

(A) This value is the original cost of the leveraged lease net of original nonrecourse debt.

(B) The amount carried on the balance sheet includes current rents receivable and estimated residual value, net of unearned and deferred income and nonrecourse debt.

                         			      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	                                         					     CILCORP INC.

March 13, 1995                           By          R. O. Viets
                                          						     R. O. Viets
                                          						     President and Chief
                                         						       Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                       Title                    Date

(i) and (ii) Principal executive officer, director and principal financial officer:

  R. O. Viets
  R. O. Viets                  President, Chief        March 13, 1995
                     			       Executive Officer
                           				 and Director

(iii) Controller

  T. D. Hutchinson
  T. D. Hutchinson             Controller              March 13, 1995

 (iv)  A majority of the Directors
	(including the director named above):
M. Alexis*                     Director                March 13, 1995
J. R. Brazil*                  Director                March 13, 1995
W. Bunn III*                   Director                March 13, 1995
D. E. Connor*                  Director                March 13, 1995
H. J. Holland*                 Director                March 13, 1995
H. S. Peacock*                 Director                March 13, 1995
R. W. Slone*                   Director                March 13, 1995
K. E. Smith*                   Director                March 13, 1995
R. M. Ullman*                  Director                March 13, 1995
M. M. Yeomans*                 Director                March 13, 1995


  R. O. Viets
  R. O. Viets                  Director                March 13, 1995

 *By

	R. O. Viets
	R. O. Viets
	 Attorney-in-fact

                          				 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				                                 	CENTRAL ILLINOIS LIGHT COMPANY


March 13, 1995                           By          R. W. Slone
	                                          					     R. W. Slone
                                          						     Chairman of the Board,
                                          						     President and Chief
                                          						       Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                      Title                      Date

(i) Principal executive officer and director:

  R. W. Slone
  R. W. Slone                  Chairman of the Board,  March 13, 1995
                     			       President, Chief
                     			       Executive Officer
                            				 and Director

(ii)  Principal financial officer:

  T. S. Romanowski
  T. S. Romanowski             Vice President          March 13, 1995

(iii) Controller

  R. L. Beetschen
  R. L. Beetschen              Controller and          March 13, 1995
                     			       Manager of Accounting

 (iv)  A majority of the Directors
	(including the director named above):

M. Alexis*                      Director               March 13, 1995
J. R. Brazil*                   Director               March 13, 1995
W. Bunn III*                    Director               March 13, 1995
D. E. Connor*                   Director               March 13, 1995
W. M. Shay*                     Director               March 13, 1995
K. E. Smith*                    Director               March 13, 1995
R. N. Ullman*                   Director               March 13, 1995
J. F. Vergon*                   Director               March 13, 1995
M. M. Yeomans*                  Director               March 13, 1995

R. W. Slone
R. W. Slone                     Director               March 13, 1995

*By
      R. W. Slone
      R. W. Slone
      Attorney-in-fact

EXHIBIT (12)

CILCORP INC. AND SUBSIDIARIES
Computation of Ratio of Earnings to Combined Fixed
Charges and Preferred Stock Dividends
Twelve Months Ended                   1994       1993       1992      1991     1990
                                       						 (Thousands of Dollars)
Earnings, as Defined:
  Net Income                         $32,586    $33,583    $32,097  $ 39,656  $34,504
  Income Taxes                        18,180     18,069     20,810    29,676   24,344
  Interest                            26,341     27,363     29,205    28,661   27,934
  Preferred Dividends                  2,980      4,043      4,441     4,441    4,441
  Convertible Preferred Dividends         --         --         --       828    1,839
                            				     -------    -------   --------   ------- --------
     Total Earnings, as Defined      $80,087    $83,058    $86,553  $103,262  $93,062
                            				     =======    =======   ========   ======= ========
Fixed charges, as Defined:
  Interest Expense                    24,313     25,929    28,275     27,791   27,066
  Interest Expense on COLI             2,028      1,434       930        870      868
  Tax Effected Preferred Dividends     4,939      6,701     7,249      8,601   10,251
                            				     -------    -------   -------    -------  -------
  Total Fixed Charges, as Defined    $31,280    $34,064   $36,454    $37,262  $38,185
                            				     =======    =======   =======    =======  =======
Ratio of Earnings to Fixed Charges       2.6        2.4       2.4        2.8      2.4
                                   					====       ====      ====       ====     ====

EXHIBIT (12)

CENTRAL ILLINOIS LIGHT COMPANY
Computation of Ratio of Earnings
to Fixed Charges
Twelve Months Ended             1994      1993     1992      1991      1990
                                  					   (Thousands of Dollars)
Earnings, as Defined:
  Net Income                    $32,487   $37,678  $35,636   $44,231   $40,966
  Income Taxes                   17,168    20,368   17,723    22,329    20,500
  Fixed Charges, as Below        24,693    26,335   25,130    24,295    24,095
                            				-------   -------  -------   -------   -------
    Total Earnings, as Defined  $74,348   $84,381  $78,489   $90,855   $85,561
                            				=======   =======  =======   =======   =======
Fixed Charges, as Defined:
  Interest on COLI              $ 2,028   $ 1,434  $   930   $   870   $   868
  Interest on Short-term Debt       292       592      180        --        --
  Interest on Long-term Debt     19,221    19,753   20,747    21,285    21,399
  Amortization of Debt Discount
    & Expense, Premium and
    Reacquired Loss                 665       624      410        96        97
  Miscellaneous Interest
    Expense                         623     1,485    2,448     1,591     1,320
  Interest Portion of Rentals     1,864     2,447      415       453       411
                            				-------   -------  -------   -------   -------
      Total Fixed Charges, as
       	 Defined                $24,693   $26,335  $25,130   $24,295   $24,095
                            				=======   =======  =======   =======   =======

Ratio of earnings to Fixed
  Charges                          3.01      3.20     3.12      3.74      3.55
                            				   ====      ====     ====      ====      ====


NOTICE

This copy of CILCORP Inc.'s and Central Illinois Light
Company's Form 10-K does not include our 1994 Consolidated
Annual Report.  If you have not received our 1994
Consolidated Annual Report and would like one, please let us know.




Telephone:
	In Peoria 675-8808
	Elsewhere in Illinois 1-800-322-3569
	Outside Illinois 1-800-622-5514
	TDD 1-309-675-8892

Or you can write to us at:
	Investor Relations Department
	CILCORP Inc.
	300 Hamilton Blvd.
	Suite 300
  Peoria, IL  61602-1238

EXHIBIT 24

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference of our reports, dated February 3, 1995, included herein or incorporated by reference in this Form 10-K, into CILCORP Inc.'s previously filed Registration Statements File No. 33-45318, 33-51315 and 33-51241.







                                 				       ARTHUR ANDERSEN LLP



Chicago, Illinois
March 8, 1995