Form 10-Q
period 2001-09-30
CENTRAL ILLINOIS LIGHT CO; CILCORP INC
filed 2001-11-09
CIK 18651, 762129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to ________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

1-8946	CILCORP Inc.	37-1169387
(An Illinois Corporation)

300 Liberty Street

Peoria, Illinois 61602
(309) 677-5230

1-2732	CENTRAL ILLINOIS LIGHT COMPANY	37-0211050
(An Illinois Corporation)

300 Liberty Street
Peoria, Illinois 61602
(309) 677-5230

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CILCORP Inc.	Common stock, no par value, shares outstanding and privately held by The AES Corporation at September 30, 2001	1,000

CENTRAL ILLINOIS LIGHT COMPANY
Common stock, no par value, shares outstanding and privately held by CILCORP Inc. at September 30, 2001	13,563,871

CILCORP INC.
AND
CENTRAL ILLINOIS LIGHT COMPANY
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CILCORP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2001	2000
ASSETS

Current assets:

Cash and temporary cash investments

$

11,223

$

11,743

Receivables, less reserves of $1,221 and $1,343	70,420	91,050
Accrued unbilled revenue	19,846	70,444
Fuel, at average cost	14,933	13,995
Materials and supplies, at average cost	18,632	16,295
Gas in underground storage, at average cost	31,405	28,413
FAC/PGA underrecoveries	2,284	20,838
Prepayments and other	5,936	5,563

Total current assets	174,679	258,341

Investments and other property:
Investment in leveraged leases	135,889	140,936
Other investments	19,649	21,056

Total investments and other property	155,538	161,992

Property, plant and equipment:
Utility plant, at original cost
Electric	712,100	695,220
Gas	225,299	218,710
	937,399	913,930
Less – accumulated provision for depreciation	113,881	66,128

	823,518	847,802
Construction work in progress	40,142	29,213
Other, net of depreciation	47	144

Total property, plant and equipment	863,707	877,159

Other assets:
Goodwill, net of accumulated amortization of $29,920 and $18,422	583,044	594,544
Other	80,930	56,240

Total other assets	663,974	650,784

Total assets	$1,857,898	$1,948,276

See Notes to Consolidated Financial Statements.

CILCORP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2001	2000
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Current portion of long-term debt	$11,800	$17,500
Notes payable	89,000	115,300
Accounts payable	72,256	113,571
Accrued taxes	13,275	20,170
Accrued interest	24,785	18,495
FAC/PGA overrecoveries	311	7
Other	27,112	6,287

Total current liabilities	238,539	291,330

Long-term debt	717,718	720,482

Deferred credits and other liabilities:
Deferred income taxes	195,369	198,577
Regulatory liability of regulated subsidiary	57,985	42,752
Deferred investment tax credits	14,955	16,159
Provision for out-of-market contract	62,000	90,574
Other	79,938	77,559

Total deferred credits and other liabilities	410,247	425,621

Preferred stock of subsidiary without mandatory redemption	19,120	19,120
Preferred stock of subsidiary with mandatory redemption	22,000	22,000

Total preferred stock of subsidiary	41,120	41,120

Stockholder's equity:
Common stock, no par value; authorized 10,000 shares - outstanding 1,000 shares	-	-
Additional paid-in capital	468,833	468,833
Retained earnings (deficit)	(5,412)	1,340
Accumulated other comprehensive income (loss)	(13,147)	(450)

Total stockholder's equity	450,274	469,723

Total liabilities and stockholder's equity	$1,857,898	$1,948,276

See Notes to Consolidated Financial Statements.

CILCORP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenue:
CILCO Electric	$123,712	$128,420	$305,011	$309,666
CILCO Gas	21,801	26,201	222,496	129,155
CILCO Other	36,731	17,725	76,015	36,578
Other businesses	14,359	7,549	39,844	19,252

Total	196,603	179,895	643,366	494,651

Operating expenses:
Fuel for generation and purchased power	80,641	74,309	183,091	162,981
Gas purchased for resale	17,859	18,689	191,958	82,251
Other operations and maintenance	28,162	28,152	92,291	84,757
Depreciation and amortization	21,392	21,398	64,302	63,700
Taxes, other than income taxes	9,442	9,895	31,147	30,473

Total	157,496	152,443	562,789	424,162

Fixed charges and other:
Interest expense	17,229	18,092	52,895	52,678
Preferred stock dividends of subsidiary	540	539	1,619	2,437
Allowance for funds used during construction	(14)	(136)	(58)	(338)
Other	332	246	950	767

Total	18,087	18,741	55,406	55,544

Income from continuing operations before income taxes	21,020	8,711	25,171	14,945
Income taxes	9,409	3,937	12,645	7,391

Net income from continuing operations	11,611	4,774	12,526	7,554

Loss from operations of discontinued business, net of tax of $(2,813)	(4,278)	-	(4,278)	-

Net income	7,333	4,774	8,248	7,554

Other comprehensive income (loss)	(5,828)	-	(12,697)	-

Comprehensive income (loss)	$1,505	$4,774	$(4,449)	$7,554

See Notes to Consolidated Financial Statements.

CILCORP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
Cash flows from operating activities:
Net income from continuing operations before preferred dividends	$14,145	$9,991

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash lease income and investment income	(3,055)	(6,490)
Coal contract and other purchase accounting adjustments, net of tax	(12,988)	-
Cash receipts in excess of debt service on leases	7,923	9,719
Depreciation and amortization	64,302	63,700
Deferred income taxes, investment tax credit and regulatory liability of subsidiary, net	(326)	(10,734)
Changes in operating assets and liabilities:
Decrease in accounts receivable and accrued unbilled revenue	55,121	7,842
Increase in inventories	(6,266)	(11,893)
Increase (decrease) in accounts payable	(38,260)	31,997
Decrease in accrued taxes	(4,151)	(297)
Increase in other assets	(9,710)	(15,821)
Increase in other liabilities	17,101	808

Total adjustments	69,691	68,831

Net cash provided by operating activities from continuing operations	83,836	78,822

Net cash provided (used) by operating activities of discontinued operations	6,033	(188)

Cash flow from operations	89,869	78,634

Cash flows from investing activities:
Additions to plant	(38,513)	(43,211)
Other	(457)	(1,258)

Net cash used by investing activities from continuing operations	(38,970)	(44,469)

Net cash used by investing activities from discontinued operations	-	-

Cash flow from investing activities	(38,970)	(44,469)

Cash flow from financing activities:
Net increase (decrease) in short-term debt	(20,300)	37,800
Net decrease in long-term debt	(8,500)	(30,500)
Net decrease in preferred stock	-	(25,000)
Common dividends paid	(15,000)	(9,300)
Preferred dividends paid	(1,619)	(2,437)

Net cash used by financing activities from continuing operations	(45,419)	(29,437)

Net cash used by financing activities from discontinued operations	(6,000)	-

Cash flow from financing activities	(51,419)	(29,437)

Net increase (decrease) in cash and temporary cash investments:	(520)	4,728
Cash and temporary cash investments at beginning of year:	11,743	11,220

Cash and temporary cash investments at September 30	$11,223	$15,948

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$48,729	$48,830

Income taxes	$9,810	$21,058

See Notes to Consolidated Financial Statements.

CENTRAL ILLINOIS LIGHT COMPANY
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2001	2000

ASSETS

Utility plant, at original cost:
Electric	$1,321,995	$1,305,115
Gas	448,666	442,076

	1,770,661	1,747,191
Less - accumulated provision for depreciation	972,780	926,091

	797,881	821,100
Construction work in progress	40,142	29,213

Total utility plant	838,023	850,313

Other property and investments:
Cash surrender value of company-owned life insurance (net of related policy loans of $65,207 and $59,292)	3,128	3,497
Other	1,133	1,161

Total other property and investments	4,261	4,658

Current assets:
Cash and temporary cash investments	8,091	8,777
Receivables, less reserves of $1,221 and $1,343	68,350	60,148
Accrued unbilled revenue	17,529	64,339
Fuel, at average cost	14,933	13,995
Materials and supplies, at average cost	16,687	15,807
Gas in underground storage, at average cost	31,405	28,413
Prepaid taxes	4,851	5,588
FAC/PGA underrecoveries	2,284	20,838
Other	5,916	5,556

Total current assets	170,046	223,461

Deferred debits:
Unamortized loss on reacquired debt	2,509	2,691
Unamortized debt expense	1,336	1,427
Prepaid pension cost	229	229
Other	53,762	24,661

Total deferred debits	57,836	29,008

Total assets	$1,070,166	$1,107,440

See Notes to Consolidated Financial Statements.

CENTRAL ILLINOIS LIGHT COMPANY
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2001	2000

CAPITALIZATION AND LIABILITIES

Capitalization:
Common stockholder's equity:
Common stock, no par value; authorized 20,000,000 shares; outstanding 13,563,871 shares	$185,661	$185,661
Additional paid-in capital	27,000	27,000
Retained earnings	133,788	140,364
Accumulated other comprehensive income (loss)	(13,672)	(975)

Total common stockholder's equity	332,777	352,050
Preferred stock without mandatory redemption	19,120	19,120
Preferred stock with mandatory redemption	22,000	22,000
Long-term debt	242,718	245,482

Total capitalization

616,615

638,652

Current liabilities:
Current maturities of long-term debt	2,800	-
Notes payable	58,000	67,300
Accounts payable	68,696	96,315
Accrued taxes	25,500	25,512
Accrued interest	4,920	8,889
FAC/PGA overrecoveries	311	7
Other	27,112	6,214

Total current liabilities	187,339	204,237

Deferred credits and other liabilities:
Deferred income taxes	107,626	123,611
Regulatory liability	57,985	42,752
Deferred investment tax credit	14,954	16,159
Capital lease obligation	159	616
Other	85,488	81,413

Total deferred credits and other liabilities	266,212	264,551

Total capitalization and liabilities	$1,070,166	$1,107,440

See Notes to Consolidated Financial Statements.

CENTRAL ILLINOIS LIGHT COMPANY
Consolidated Statements of Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Operating revenue:
Electric	$123,712	$128,420	$305,011	$309,666
Gas	21,801	26,201	222,496	129,155

Total operating revenues	145,513	154,621	527,507	438,821

Operating expenses:
Cost of fuel	54,683	32,039	108,647	84,186
Cost of gas	9,803	13,887	162,299	72,293
Purchased power	15,670	24,312	35,329	42,211
Other operations and maintenance	26,974	26,099	89,448	79,355
Depreciation and amortization	17,173	17,786	51,642	52,863
Income taxes	2,368	9,159	12,312	22,399
Other taxes	9,415	9,884	31,074	30,340

Total operating expenses	136,086	133,166	490,751	383,647

Operating income	9,427	21,455	36,756	55,174

Other income and deductions:
Company-owned life insurance, net	(332)	(246)	(950)	(767)
Other, net	1,792	(1,497)	7,077	(1,430)

Total other income and (deductions)	1,460	(1,743)	6,127	(2,197)

Income before interest expense	10,887	19,712	42,883	52,977

Interest expenses:
Interest on long-term debt	4,642	4,328	13,299	13,188
Cost of borrowed funds capitalized	(14)	(136)	(58)	(338)
Other	1,121	1,832	4,599	3,831

Total interest expense	5,749	6,024	17,840	16,681

Net income	5,138	13,688	25,043	36,296

Dividends on preferred stock	540	539	1,619	2,437

Income available for common stock	4,598	13,149	23,424	33,859

Other comprehensive income (loss)	(5,828)	-	(12,697)	-

Comprehensive income	$(1,230)	$13,149	$10,727	$33,859

See Notes to Consolidated Financial Statements.

CENTRAL ILLINOIS LIGHT COMPANY
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
Cash flows from operating activities:
Net income before preferred dividends	$25,043	$36,296

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	51,642	52,863
Deferred income taxes, investment tax credit and regulatory liability, net	(3,178)	(9,018)
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,202)	(9,051)
Increase in fuel, materials and supplies, and gas in underground storage	(4,810)	(11,167)
Decrease in unbilled revenue	46,810	14,967
Increase (decrease) in accounts payable	(27,619)	14,094
Decrease in accrued taxes and interest	(3,981)	(6,549)
Capital lease payments	484	484
Decrease in other current assets	18,932	7,879
Increase (decrease) in other current liabilities	9,727	(1,225)
(Increase) decrease in other non-current assets	(27,589)	3,167
Increase (decrease) in other non-current liabilities	3,759	(3,236)

Net cash provided by operating activities	81,018	89,504

Cash flows from investing activities:
Additions to plant	(38,513)	(43,211)
Other	(1,788)	(3,220)

Net cash used in investing activities	(40,301)	(46,431)

Cash flow from financing activities:
Common dividends paid	(30,000)	(16,000)
Preferred dividends paid	(1,619)	(2,437)
Payments on capital lease obligation	(484)	(484)
Increase (decrease) in short-term borrowing	(9,300)	28,300
Long-term debt retired	--	(30,000)
Long-term debt issued	--	8,000
Preferred stock retired	--	(25,000)

Net cash used in financing activities	(41,403)	(37,621)

Net increase in cash and temporary cash investments	(686)	5,452

Cash and temporary cash investments at beginning of year	8,777	8,548

Cash and temporary cash investments at September 30	$8,091	$14,000

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest (net of cost of borrowed funds capitalized)	$23,963	$24,337

Income taxes	$22,547	$30,391

See Notes to Consolidated Financial Statements.

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Three Months Ended September 30, 2001

	CILCO	CILCO	CILCO	Other	Discont.
	Electric	Gas	Other	Businesses	Oper.	Total
	(In thousands)

Revenues	$123,712	$21,801	$36,429	$14,291	$--	$196,233
Interest income	--	--	302	68	--	370

Total

123,712

21,801

36,731

14,359

--

196,603

Operating expenses	97,467	19,078	34,599	(15,040)	--	136,104
Depreciation and amortization	11,721	5,452	--	4,219	--	21,392

Total	109,188	24,530	34,599	(10,821)	--	157,496

Interest expense	4,115	1,648	--	11,466	--	17,229
Preferred stock dividends	--	--	540	--	--	540
Fixed charges and other expenses	(14)	--	332	--	--	318

Total	4,101	1,648	872	11,466	--	18,087

Income from continuing oper. before income taxes	10,423	(4,377)	1,260	13,714	--	21,020
Income taxes	4,100	(1,732)	340	6,701	--	9,409

Net income from continuing oper.	6,323	(2,645)	920	7,013	--	11,611
Effect of discont. operations	--	--	--	--	(4,278)	(4,278)

Segment net income	$6,323	$(2,645)	$920	$7,013	$(4,278)	$7,333

See Notes to Consolidated Financial Statements.

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Three Months Ended September 30, 2000

	CILCO	CILCO	CILCO	Other
	Electric	Gas	Other	Businesses	Total
	(In thousands)

Revenues	$128,420	$26,201	$17,615	$7,516	$179,752
Interest income	--	--	110	33	143

Total	128,420	26,201	17,725	7,549	179,895

Operating expenses	83,607	22,614	20,933	3,891	131,045
Depreciation and amortization	12,449	5,337	--	3,612	21,398

Total	96,056	27,951	20,933	7,503	152,443

Interest expense	4,433	1,727	--	11,932	18,092
Preferred stock dividends	--	--	539	--	539
Fixed charges and other expenses	(136)	--	246	--	110

Total	4,297	1,727	785	11,932	18,741

Income from continuing oper. before income taxes	28,067	(3,477)	(3,993)	(11,886)	8,711
Income taxes	10,535	(1,376)	(1,711)	(3,511)	3,937

Segment net income	$17,532	$(2,101)	$(2,282)	$(8,375)	$4,774

See Notes to Consolidated Financial Statements.

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Nine Months Ended September 30, 2001

	CILCO	CILCO	CILCO	Other	Discont.
	Electric	Gas	Other	Businesses	Oper.	Total
	(In thousands)

Revenues	$305,011	$222,496	$75,433	$39,621	$--	$642,561
Interest income	--	--	582	223	--	805

Total	305,011	222,496	76,015	39,844	--	643,366

Operating expenses	231,803	194,994	66,888	4,802	--	498,487
Depreciation and amortization	35,245	16,397	--	12,660	--	64,302

Total	267,048	211,391	66,888	17,462	--	562,789

Interest expense	12,779	5,119	--	34,997	--	52,895
Preferred stock dividends	--	--	1,619	--	--	1,619
Fixed charges and other expenses	(58)	--	950	--	--	892

Total	12,721	5,119	2,569	34,997	--	55,406

Income from cont. oper. before income taxes	25,242	5,986	6,558	(12,615)	--	25,171
Income taxes	9,919	2,393	2,050	(1,717)	--	12,645

Net income from continuing oper.	15,323	3,593	4,508	(10,898)	--	12,526
Effect of discont. operations	--	--	--	--	(4,278)	(4,278)

Segment net income	$15,323	$3,593	$4,508	$(10,898)	$(4,278)	$8,248

See Notes to Consolidated Financial Statements.

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Nine Months Ended September 30, 2000

	CILCO	CILCO	CILCO	Other
	Electric	Gas	Other	Businesses	Total
	(In thousands)

Revenues	$309,666	$129,155	$36,399	$19,126	$494,346
Interest income	--	--	179	126	305

Total	309,666	129,155	36,578	19,252	494,651

Operating expenses	206,238	102,147	41,084	10,993	360,462
Depreciation and amortization	37,022	15,841	--	10,837	63,700

Total	243,260	117,988	41,084	21,830	424,162

Interest expense	12,186	4,833	--	35,659	52,678
Preferred stock dividends	--	--	2,437	--	2,437
Fixed charges and other expenses	(338)	--	767	--	429

Total	11,848	4,833	3,204	35,659	55,544

Income before income taxes	54,558	6,334	(7,710)	(38,237)	14,945
Income taxes	19,856	2,543	(3,076)	(11,932)	7,391

Segment net income	$34,702	$3,791	$(4,634)	$(26,305)	$7,554

See Notes to Consolidated Financial Statements.

CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  Introduction

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or the Holding Company), Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST) and its subsidiaries, QST Energy Inc. (QST Energy), and CILCORP Infraservices Inc. (CILCORP Infraservices), and CILCORP's other subsidiaries (collectively, the Company), after elimination of significant intercompany transactions.  The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company and CILCO Energy Corporation.  CILCORP owns 100% of the common stock of its first-tier subsidiaries.  In the fourth quarter of 1998, the operations of QST and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc. - see Management's Discussion and Analysis) were discontinued and, therefore, are being reported as discontinued operations in the financial statements.  Prior year amounts have been reclassified on a basis consistent with the 2001 presentation.

The AES Corporation (AES) completed the acquisition of 100% of CILCORP's outstanding stock on October 18, 1999.  The merger was accounted for using the purchase method of accounting.  Under this method, the purchase price was allocated to the fair market value of the assets acquired and the liabilities assumed.  The excess of the purchase price over the fair value of the net assets acquired of approximately $573 million was recorded as goodwill at CILCORP and is being amortized over 40 years.  This initial allocation of the purchase price at October 18, 1999, was based on preliminary estimates made by the Company.  During 2000, adjustments were made to the purchase price allocation as additional information became available to finalize the allocation previously based upon preliminary estimates.  The primary effect of these adjustments was to increase goodwill by approximately $40 million, to increase utility plant by $28.4 million (offset by deferred taxes of $11.3 million), and to record a liability of approximately $110 million for an out-of-market long-term coal contract (offset by deferred taxes of approximately $44 million and net customer contract intangibles of approximately $17 million).  Changes to the Company's estimates after October 2000, are recorded in results of operations.

The accompanying unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC).  Although CILCORP believes the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read along with the Company's 2000 Annual Report on Form 10-K.

In the Company's opinion, the consolidated financial statements furnished reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations for the periods presented.  Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

NOTE 2.  Contingencies

Fuel Adjustment Clause

As a result of abnormally warm weather during July 1999, CILCO incurred $33 million of generation and purchased power costs which are subject to recovery from electric retail customers through the Fuel Adjustment Clause  (FAC).  Of this amount, $10 million was recovered in July 1999 and $23 million remained unrecovered at the end of July 1999.  CILCO's FAC allowed it to pass on to customers the cost of unrecovered fuel and purchased power costs in the next calculated month's FAC factor.  In this instance, on September 1, 1999, the ICC approved a request by CILCO to charge certain customers over a 12-month period (without interest), beginning in September 1999.  In addition, CILCO requested and received ICC permission to allow the larger industrial and commercial customers the option to pay their respective shares of the July underrecovery, which were billed in September, over a period of up to 12 months (without interest) after making appropriate arrangements with CILCO.  Also, under the FAC, the underrecovered costs of fuel and purchased power for a particular month are both treated as adjustments to cost of fuel expense.  Recovery of the fuel and purchased power costs from all customer classes was completed during 2000.

In early 2000, the ICC began its annual review of the previous year's FAC collections.  An ICC Hearing Examiner conducted hearings throughout 2000.  Testimony was filed by CILCO, the ICC staff and parties who had intervened in the proceeding and was followed by cross-examination of witnesses.  ICC staff and intervenors had recommended during these hearings that up to $22.4 million be refunded to CILCO's customers.  On November 6, 2000, the ICC Hearing Examiner issued a Proposed Order recommending that $3.4 million be refunded to CILCO's customers.

At its meeting on December 20, 2000, the ICC issued an order that modified the Hearing Examiner's Proposed Order.  The December 20 ICC pronouncement ordered CILCO to refund $20.9 million to customers in addition to the $3.4 million proposed by the Hearing Examiner.  These refunds would have been made by adjusting the February 2001 FAC recovery factor and continuing the adjustment in subsequent months until the entire amount was refunded to customers.  CILCO strongly disagreed with the ICC order and believed, among other things, that it conflicted with federal law.  The Federal Energy Regulatory Commission (FERC) previously reached a different conclusion with respect to the issues giving rise to the $20.9 million refund.  The ICC's order failed to recognize the preemptive jurisdiction of FERC.  The ICC's order to refund $20.9 million also resulted in a duplication of a portion of the Hearing Examiner's previously recommended $3.4 million refund.  CILCO petitioned the ICC for a rehearing and a stay of the refund order.  The ICC granted CILCO's request for a rehearing and stayed the refund order.

The ICC issued an order on the rehearing on July 5, 2001.  This order required CILCO to refund a total of $21.9 million.  On July 24, 2001, CILCO filed a motion with the ICC to stay this order, to allow time for CILCO to complete and file a settlement resolving this and other issues relating to prior and future fuel costs.  On July 31, 2001, the ICC granted CILCO’s request to stay the July 5 order through August 24, 2001.  On August 3, 2001, CILCO petitioned the ICC for a rehearing of the July 5 order to preserve its legal alternatives.  CILCO also filed a settlement agreement resolving issues related to the 1999 and 2000 FAC filings.  As part of the settlement, CILCO agreed to refund $17.8 million related to the 1999 FAC and $2.6 million related to the 2000 FAC.  These refunds will be paid over a six month period plus accrued interest on the unpaid balance.  As a condition of the settlement agreement, CILCO also agreed to file a petition to eliminate the FAC within 21 days of an order approving the settlement.

On August 21, 2001, the ICC approved CILCO's proposed settlement agreement to refund $20.4 million plus interest to its electric customers, beginning in September 2001.  This refund is material to the operations of the Company.  CILCO filed its proposal to eliminate the FAC on September 10, 2001.  The ICC approved this proposal on October 24, 2001.  On October 26, 2001, CILCO filed revised tariff sheets eliminating the FAC.  These tariffs became effective on October 29, 2001.  Elimination of the FAC is a prerequisite to utility restructuring, as provided for in the Electric Service Customer Choice and Rate Relief Law of 1997 (Customer Choice Law).  Elimination of the FAC will expose the Company to market risk with respect to the cost of fuel and purchased power required to serve native load customers.

Preacquisition Contingency

The AES Corporation's acquisition of CILCORP in November 1999 was accounted for using the purchase method of accounting.  The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill at CILCORP.  During 2000, adjustments were made to the purchase price allocation as additional information became available to finalize the allocation previously based upon preliminary estimates.  This final purchase accounting allocation included recording a liability for an out-of-market long-term coal contract.

In September 2001, CILCORP recorded an $18 million reduction in this liability for the out-of-market coal contract.  The adjustment to this liability was necessitated by a change in the Company's plan relative to this contract.  Accordingly, the Company made a new assessment of the potential liability and recorded an adjustment to the original liability.

NOTE 3.  Accounting for Price Risk Management Activities

CILCORP utilizes commodity futures contracts, options and swaps in the normal course of its non-regulated natural gas and electric business activities to reduce market or price risk.  Gains and losses arising from derivative financial instrument transactions, related to non-regulated activities, which hedge the impact of fluctuations in energy prices are recognized in income concurrent with the related purchases and sales of the commodity.  If a derivative financial instrument contract is terminated because it is probable that a transaction or forecasted transaction will not occur, any gain or loss as of such date is immediately recognized.  CILCORP is subject to commodity price risk for deregulated sales to the extent that energy is sold under firm price commitments.  At times, due to market conditions, CILCORP may have unmatched commitments to purchase and sell energy on a price and quantity basis.  Physical and derivative financial instruments give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment.  Market risks are monitored to ensure compliance with the Company's risk management policies, including limits to the Company's total net exposure at any time.

The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) on January 1, 2001, and recorded the effects of implementation in Other Comprehensive Income (OCI) as a change in accounting principle.  The amount recorded as OCI reflects the mark-to-market value of fixed price derivative financial instruments representing hedges of natural gas commitments through December 2001.  These derivatives are related to non-regulated activities and are being accounted for as fully-effective cash-flow hedges.  The balance in OCI, as of January 1, 2001, related to the implementation of SFAS 133, was an after-tax gain of $1,667,800.

Gains/losses on non-regulated activities are reflected in operating results as commitments are fulfilled and the related derivative financial instruments are settled.  The net loss reflected in operating results from derivative financial instruments for non-regulated activities for the quarter ended September 30, 2001, was $1,039,700 for natural gas (included in Gas Purchased for Resale).  There were no outstanding derivative financial instruments for electricity during the quarter ended September 30, 2001.  The previously recorded gain/loss associated with these settled derivative financial instruments was removed from OCI.  The open derivative positions are then marked-to-market through OCI.  The net effect of these adjustments was to record an after-tax loss in OCI in the amount of $1,264,700 for the quarter ended September 30, 2001.  The after-tax balance in OCI associated with these open derivative positions at September 30, 2001, was $6,217,900.  This portion of OCI reflects hedges of natural gas sales of 4,930,000 mmBtu or 4.9 Bcf for commitments through March 2003.

In May 2001, the Company implemented a winter 2001-2002 hedging strategy related to regulated gas activities.  This strategy utilizes collars (a combination of a put option and a call option) and futures to help protect customers who are charged the Company's Purchased Gas Adjustment (PGA) from large price fluctuations.  The Company enters into these collars based on pre-defined criteria and only when entering into the collar produces a premium credit.  This premium credit is being deferred until the month of delivery.  This strategy does not result in any income impacts since all gains/losses and premium credits will be passed along to the customer in the month of delivery.  The Company is accounting for these hedges as cash-flow hedges and is recognizing the mark-to-market value in OCI, consistent with SFAS 133.  In the month of delivery, any related mark-to-market value will be removed from OCI and charged/credited to the customer.  For the quarter ended September 30, 2001, an after-tax mark-to-market loss of $4,564,200 was recorded in OCI.  The after-tax balance in OCI associated with these open derivative positions at September 30, 2001, was $6,479,600.  This portion of OCI reflects hedges of natural gas sales of 7,920,000 mmBtu or 7.9 Bcf for commitments through March 2002.

NOTE 4.  Other Comprehensive Income

Rollforward of Accumulated Other Comprehensive Income -

CILCORP Inc.

	Pension	SFAS 133	Total
	(In thousands)

Accumulated other comprehensive loss - June 30, 2001 balance	$(450)	$(6,869)	$(7,319)

Other comprehensive loss - SFAS 133	--	(5,828)	(5,828)

Accumulated other comprehensive loss - September 30, 2001 balance	$(450)	$(12,697)	$(13,147)

Rollforward of Accumulated Other Comprehensive Income -

Central Illinois Light Company

	Pension	SFAS 133	Total
	(In thousands)

Accumulated other comprehensive loss - June 30, 2001 balance	$(975)	$(6,869)	$(7,844)

Other comprehensive loss - SFAS 133	--	(5,828)	(5,828)

Accumulated other comprehensive loss - September 30, 2001 balance	$(975)	$(12,697)	$(13,672)

NOTE 5.  Impact of Accounting Standards

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143).

SFAS 141 requires that all business combinations be accounted for using the purchase method and applies to all business combinations initiated after June 30, 2001.  Certain transition provisions apply to business combinations for which the acquisition date was before July 1, 2001, that were accounted for using the purchase method.  The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives be tested at least annually for impairment rather than be amortized.  The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001.  The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its consolidated financial position or results of operations.

SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) was issued in August 2001, and is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

Item 2.                Management's Discussion and Analysis of
                            Financial Condition and Results of Operations

CILCORP Inc. (CILCORP) is a wholly-owned subsidiary of The AES Corporation (AES).  The financial condition and operating results of CILCORP Inc. and its subsidiaries (the Company) primarily reflect the operations of subsidiary Central Illinois Light Company (CILCO).  On November 23, 1998, the Company announced that AES had offered to buy 100% of the Company's outstanding common stock for $65 per share, subject to CILCORP shareholder approval and various regulatory approvals.  AES completed the acquisition of the Company on October 18, 1999.

In July 2000, AES announced plans to acquire IPALCO Enterprises, Inc. (IPALCO), a utility holding company headquartered in Indianapolis, Indiana.  Following this announcement, AES indicated that as part of the SEC approval process for the IPALCO transaction, AES expected to restructure its ownership interests in CILCORP within a specified period of time in order to continue as an exempt holding company under the Public Utility Holding Company Act of 1935 (PUHCA).  This planned restructuring may include the sale of all or various parts of CILCORP and CILCO.  On March 23, 2001, AES received an order from the SEC which allowed AES' continued exemption from PUHCA.  The exemption order required AES to divest its ownership interests in CILCO's regulated utility assets within two years of the closing (March 27, 2001) of AES' acquisition of IPALCO.

Financial results reflect application of the purchase method of accounting to the merger.  Under this method, the purchase price is allocated to the fair market value of the assets acquired and the liabilities assumed.  Any excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill.  As a result, CILCORP has recorded purchase accounting fair value adjustments to plant in service, pension and other post-retirement liabilities, an out-of-market long-term coal contract, and other balance sheet items.  After reflecting these adjustments, the Company also recorded goodwill.  See Note 1 to the Consolidated Financial Statements for further discussion related to purchase accounting.  The adjustments are reflected in CILCORP's financial statements.

The Other Businesses segment includes the operations of the Holding Company itself (Holding Company), its investment subsidiary, CILCORP Investment Management Inc. (CIM), CILCORP Ventures Inc. (CVI), and CILCORP Infraservices Inc., which provides utility infrastructure operation and maintenance services.  The results of QST and its subsidiaries (excluding CILCORP Infraservices Inc. and residual interests in ESE Land Corporation) are reported as discontinued operations (see Results of Operations - QST Enterprises Discontinued Operations).

Forward-Looking Information

Forward-looking information is included in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).  Certain material contingencies are also described in Note 2 to the Consolidated Financial Statements.

Some important factors could cause actual results or outcomes to differ materially from those expressed or implied in MD&A.  The business and profitability of CILCORP and its subsidiaries are influenced by economic and geographic factors, including ongoing changes in environmental laws and weather conditions; the extent and pace of development of competition for retail and wholesale energy customers; changes in technology; changes in company-wide operation and plant availability compared to historical performance and changes in historical operating cost structure, including changes in various costs and expenses; pricing and transportation of commodities; market supply and demand for energy and energy derivative financial instruments; inflation; capital market conditions; and environmental protection and compliance costs.  Prevailing governmental policies, statutory changes, and regulatory actions with respect to rates, tariffs, industry structure and recovery of various costs incurred by CILCO in the course of its business and increasing wholesale and retail competition in the electric and gas business affect its earnings.  In addition, actual results or outcomes could differ materially from those expressed or implied in MD&A due to the planned CILCORP & CILCO restructuring and the sale of all or various parts of CILCORP & CILCO by CILCORP's sole shareholder, The AES Corporation.  All such factors are difficult to predict, contain uncertainties that may materially affect actual results and, to a significant degree, are beyond the control of CILCORP and its subsidiaries.  CILCORP and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, assumptions or other factors.

Capital Resources & Liquidity

The Company believes that internal and external sources of capital which are or are expected to be available to the Holding Company and its subsidiaries will be adequate to fund its capital expenditures, pay its financial obligations, meet working capital needs and retire or refinance debt as it matures.

CILCORP

CILCORP is currently authorized by its Board of Directors to borrow up to $60 million on a short-term basis.  On September 30, 2001, CILCORP had committed bank lines of credit of $50 million, of which $31 million was used.

In October 1999, CILCORP issued $225 million of 8.7% senior notes (due 2009) and $250 million of 9.375% senior notes (due 2029).  Along with equity funds provided by AES, the proceeds of the notes were used by AES to acquire all outstanding shares of CILCORP common stock for approximately $886 million, to pay transaction costs related to the acquisition, and to retire short-term debt.

At September 30, 2001, CILCORP had $9 million of medium-term notes outstanding, all of which is due to mature in December 2001.  With the issuance of the senior notes in October 1999, CILCORP can no longer issue debt under this medium-term note program.

CILCO

Capital expenditures totaled $38.5 million for the nine months ended September 30, 2001.  Capital expenditures are anticipated to be approximately $11.6 million for the remainder of 2001 and are currently estimated to be approximately $130 million in 2002.  The projected increase in 2002 is primarily due to installation of NOx reduction equipment.

CILCO expects to issue commercial paper periodically during 2001, and is currently authorized by its Board of Directors to issue up to $150 million of short–term debt.  At September 30, 2001, committed bank lines of credit totaled $100 million, all of which were unused except in support of commercial paper issuance.  CILCO had $58 million of commercial paper outstanding at September 30, 2001.  During 2001, CILCO expects to continue to support commercial paper issuance with its bank lines of credit.  CILCO plans to finance its 2001 and 2002 capital expenditures primarily with funds provided by operations.  CILCORP's parent, AES, may also provide equity capital to support CILCO's capital expenditures or other financing requirements.  Future funds provided by operations may be affected by the deregulation of the electric and natural gas utility industries (see Competition).  CILCO is also evaluating other financing alternatives to supplement or replace current short-term financing as well as to provide for long-term financing of 2002 capital expenditures.

CIM

At September 30, 2001, CIM had outstanding debt of $14.1 million, borrowed from CILCORP.

CVI

At September 30, 2001, CVI had outstanding debt of $3.1 million, borrowed from CILCORP.

Competition

CILCO, as a regulated public utility, has an obligation to provide service to retail customers within its defined service territory; thus, CILCO has not generally been in competition with other public utilities for retail electric or gas customers in these areas.  However, the passage of the Electric Service Customer Choice and Rate Relief Law of 1997 (Customer Choice Law) began a transition process to a fully competitive market for electricity in Illinois.  In addition, electricity and natural gas compete with other forms of energy available to customers.  For example, within the City of Springfield, CILCO's natural gas business competes with the City's municipal electric system to provide customer energy needs.

Primarily as a result of the Customer Choice Law, the electric industry in Illinois will change significantly during the coming years at both the wholesale and retail levels.  As of December 31, 2000, all non-residential customers have the ability to choose their electric supplier.  Residential electric customers will be able to choose their electric supplier on May 1, 2002.

If a customer chooses to leave its present electricity supplier, that utility will collect a fee for delivering power and may assess an additional transition charge on the customer.  This collection methodology must be filed with and approved by the Illinois Commerce Commission (ICC) and is designed to help utilities recover a portion of the costs of past investments made under a regulated system.  The transition charge will usually reduce a customer's economic incentive to switch suppliers.  Transition charges may be collected through 2006 (2008 upon the ICC's finding that a utility's financial condition is impaired and the utility meets other requirements specified in the Customer Choice Law).

On March 9, 2000, CILCO filed with the ICC revised tariff sheets eliminating the collection of the customer transition charge effective March 17, 2000.  At a March 15, 2000, hearing, the ICC approved CILCO's revised tariffs, thereby eliminating the collection of any customer transition charge.  CILCO cannot re-establish the collection of a transition charge until it files and the ICC approves revised tariff sheets that reinstate a transition charge.

The Customer Choice Law also requires electric base rate reductions that vary by utility.  CILCO reduced its residential base rates by 2% in August 1998 and by 2% in October 2000 and must reduce base rates by an additional 1% in October 2002.  Also, CILCO's return on common equity will, in general, be capped (the Equity Cap) at an index (a 12-month average yield for 30 year U.S. Treasury bonds plus 8% for calendar years 1998 and 1999 and a 12 month-average yield for U.S. Treasury bonds plus 9% for calendar years 2000 through 2004) plus 1.5 percentage points.  If CILCO's two-year average return on common equity exceeds the two–year average of the Equity Cap, fifty percent of the earnings in excess of the average Equity Cap must be refunded to customers in the following year.

On June 30, 1999, Senate Bill 24 (a clarification and technical correction of the Customer Choice Law) was signed into law.  This law allows certain utilities, including CILCO, to increase the Equity Cap by an additional 2% over the Equity Cap provided under the Customer Choice Law, for the period 2000 through 2004.  The increase in the Equity Cap is allowed in exchange for these utilities offering choice of electricity suppliers to selected manufacturing customers on June 1, 2000, and to the remaining manufacturing customers on October 1, 2000, earlier than previously allowed under the Customer Choice Law.  Utilities selecting this option must also waive the right to seek a two-year extension on the collection of transition charges.  On April 13, 2000, CILCO filed revised tariff sheets with the ICC to make these selected customers eligible for choice on June 1, 2000, in order to increase the equity cap by 2%, as outlined in Senate Bill 24.

With the enactment of the Customer Choice Law, electric generation in Illinois will become deregulated and competitive.  As a result, the accounting principles applicable to rate-regulated enterprises will no longer apply to the electric generation portion of CILCO's business.  Also, the cost of any assets for which recovery is impaired by the transition to a competitive marketplace must be written off.  CILCO does not believe its electric generating asset values to be impaired.  Its ability to keep total production costs competitive in a deregulated market will determine whether and to what extent the value of these assets may be impaired in the future.

With electric choice beginning on October 1, 1999, for its industrial customers and some of its commercial customers, and with all other non-residential customers being able to choose their electric supplier on December 31, 2000, CILCO has entered into multi–year contracts with targeted customers representing approximately 45% of total 2000 electric kWh sales to non–residential customers.  These contracts, most of which expire from 2001 to 2002, were designed to capture a significant portion of the margin that the customers paid to CILCO in the most recent twelve months.  CILCO is either negotiating new contracts with those customers or returning them to tariffs as the contracts expire in 2001.

The ultimate market price for electricity, the cost for a utility to produce or buy electricity, and the number of customers that may be gained or lost due to customer choice of supplier in Illinois cannot be predicted.  As a result, management cannot predict the ultimate impact that the Customer Choice Law will have on CILCORP's financial position or results of operation, but the effect could be significant.  However, CILCO is currently a low-cost provider of electricity, and management will continue to position CILCO for competition by controlling costs, maintaining good customer relations, and developing flexibility to meet individual customer requirements.  As of September 30, 2001, all eligible electric customers continue to purchase their electricity supply from CILCO, other than those who self-generate.  As of September 30, 2001, CILCO has contracts totaling approximately 2.5 million megawatt hours of new retail load outside of its service territory.  CILCO will supply these new customers by primarily purchasing electricity from other suppliers.  CILCO has made the necessary firm supply and transmission arrangements to meet customer requirements.

Market Risk Sensitive Instruments

CILCORP is exposed to non-trading risks through its daily business activities.  These non-trading activities may include the market or commodity price risk related to CILCO's retail tariff activity and CILCORP's non-regulated commodity marketing activities.

The majority of CILCORP's energy sales during the first nine months of 2001 were to CILCO retail customers in Illinois under tariffs regulated by the ICC.  Although the Illinois retail electric market is becoming deregulated (see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition), prudently incurred costs of fuel used to generate electricity and purchased power costs may be recovered from retail customers that purchase energy through regulated tariffs under the Fuel Adjustment Clause (FAC).  Thus, to date, there has been very limited commodity price risk associated with CILCO's traditional regulated sales.  CILCO filed to eliminate the FAC on September 10, 2001.  The Illinois Commerce Commission approved the elimination of the FAC on October 24, 2001, for bills issued on or after October 29, 2001.  The elimination of the FAC will expose the Company to increased commodity price risk.  The Company is actively looking at ways to minimize this risk.

The market risk inherent in the activities of CILCORP is the potential loss arising from adverse changes in natural gas and electric commodity prices relative to the physical and financial positions that the Company maintains.  The prices of natural gas and electricity are subject to fluctuations resulting from changes in supply and demand.  At September 30, 2001, CILCORP engaged in non-regulated electric retail and natural gas sales in Illinois, including wholesale power purchases and sales to utilize its electric generating capability.  These non-regulated activities had net open market price risk positions of approximately 1,092,986 MWh of electricity and 173,000 Mcf of natural gas.  A market price sensitivity of 10% applied to positions open in the next twelve months is not material to the Company.  See Note 3 for a discussion of CILCORP's use of financial derivatives for hedging purposes.  Due to the high correlation between the changes in the value of the financial instrument positions held by CILCORP and the change in price of the underlying commodity, the net effect on CILCORP's net income resulting from the change in value of these financial instruments is not expected to be material.

Results of Operations

CILCO Electric Operations

The following table summarizes the components of CILCO electric operating income for the three months and nine months ended September 30, 2001 and 2000.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Electric Income	2001	2000	2001	2000
	(In thousands)
	(Unaudited)
Revenue:
Electric retail	$118,634	$115,577	$291,530	$286,161
Sales for resale	5,078	12,843	13,481	23,505

Total revenue	123,712	128,420	305,011	309,666

Cost of sales:
Cost of fuel	54,683	32,039	108,647	84,186
Purchased power	15,670	24,312	35,329	42,211
Revenue taxes	5,506	5,730	15,053	14,892

Total cost of sales	75,859	62,081	159,029	141,289

Gross margin	47,853	66,339	145,982	168,377

Operating expenses:
Other operations and maintenance	19,258	19,117	65,586	57,961
Depreciation and amortization	11,721	12,449	35,245	37,022
Other taxes	2,350	2,409	7,188	6,988

Total operating expenses	33,329	33,975	108,019	101,971

Total	14,524	32,364	37,963	66,406

Fixed charges and other:
Interest on long-term debt	3,314	3,117	9,495	9,443
Cost of borrowed funds capitalized	(14)	(136)	(58)	(338)
Other interest	801	1,316	3,284	2,743

Total	4,101	4,297	12,721	11,848

Income before income taxes	10,423	28,067	25,242	54,558
Income taxes	4,100	10,535	9,919	19,856

Electric income	$6,323	$17,532	$15,323	$34,702

Electric gross margin decreased 28% for the quarter and 13% for the nine months ended September 30, 2001, compared to the same periods in 2000, primarily as a result of an FAC settlement agreement between the Company and the Illinois Commerce Commission (ICC).  In its order dated August 21, 2001, the ICC approved the agreement requiring the Company to refund $17.8 million related to the 1999 FAC reconciliation and $2.6 million related to the 2000 FAC reconciliation.  For further information, see Note 2 to the Consolidated Financial Statements.  Also contributing to the decrease in electric gross margin for the nine months ended was decreased wholesale power sales and increased purchased power costs.  On December 20, 2000, as part of the 1999 FAC reconciliation hearings, the ICC ordered changes in CILCO's calculation of allowable fuel costs applicable to sales subject to the FAC.  These changes revised the allocation of generated and purchased power between regulated and non-regulated sales.  As a result of this order, the regulated sales margin decreased and the non-regulated sales margin increased for January through March 2001.  (Non-regulated sales are discussed in CILCO Other Income.  See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – CILCO Other Income.)  On March 9, 2001, the ICC issued an emergency rule in response to the margin shifts.  The emergency rule restored the previous calculation method for off-system non-regulated sales in an attempt to fairly allocate costs between regulated and non-regulated sales.  On July 25, 2001, the ICC entered a final order, amending the emergency rule, which changed the method for allocating fuel costs to non-regulated sales.

Industrial sales increased 3% for the quarter and 1% for the nine months ended September 30, 2001, compared to the same periods in 2000.  Residential sales increased 1% for the quarter and 4% for the nine months ended September 30, 2001, compared to the same periods in 2000.  Commercial sales decreased 1% for the quarter and increased 1% for the nine months ended September 30, 2001, compared to the same periods in 2000.  Retail kilowatt hour (kWh) sales increased 1% for the quarter and 2% for the nine months ended September 30, 2001, compared to the same periods in 2000.  Cooling degree days were 1% higher for the quarter and 7% higher for the nine months ended September 30, 2001, compared to the same periods in 2000.

Sales for resale decreased 60% for the quarter and 43% for the nine months ended September 30, 2001, compared to the same periods in 2000.  Sales for resale vary based on the energy requirements of native load customers, neighboring utilities and power marketers, CILCO's available capacity for bulk power sales and the price of power available for sale.  CILCO’s activity in the sales for resale and purchased power markets is expected to increase as a result of retail deregulation in the Illinois market.

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term.  CILCO's electric sales will also be affected in the long term by deregulation and increased competition in the electric utility industry.

The cost of fuel increased 71% for the quarter and 29% for the nine months ended September 30, 2001, compared to the same periods in 2000.  The increase was due primarily to the settlement agreement with the ICC.  Purchased power decreased 36% for the quarter and 16% for the nine months ended September 30, 2001, respectively, compared to the same periods in 2000.

Electric operations and maintenance expense increased 1% for the quarter and 13% for the nine months ended September 30, 2001, compared to the same periods in 2000.  The increase was mainly due to a lower return on pension assets in 2000 and to increased costs for uncollectible accounts, tree trimming, medical and postemployment benefits expenses.  The increase for the quarter was partially offset by decreased costs for power plant operations.

Income taxes expense decreased 61% for the quarter and 50% for the nine months ended September 30, 2001, due to decreases in pre-tax operating income.

Fixed charges and other expenses decreased 5% for the quarter and increased 7% for the nine months ended September 30, 2001, compared to the same periods in 2000.

CILCO Gas Operations

The following table summarizes the components of CILCO gas operating income for the three months and nine months ended September 30, 2001 and 2000.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Gas Income	2001	2000	2001	2000
	(In thousands)
	(Unaudited)

Revenue:
Sale of gas	$20,423	$24,811	$218,387	$125,251
Transportation services	1,378	1,390	4,109	3,904

Total revenue	21,801	26,201	222,496	129,155

Cost of sales:
Cost of gas	9,803	13,887	162,299	72,293
Revenue taxes	987	1,022	7,126	6,282

Total cost of sales	10,790	14,909	169,425	78,575

Gross margin	11,011	11,292	53,071	50,580

Operating expenses:
Other operations and maintenance	7,716	6,982	23,862	21,394
Depreciation and amortization	5,452	5,337	16,397	15,841
Other taxes	572	723	1,707	2,178

Total operating expenses	13,740	13,042	41,966	39,413

Total	(2,729)	(1,750)	11,105	11,167

Fixed charges and other:
Interest on long-term debt	1,328	1,211	3,804	3,745
Other interest expense	320	516	1,315	1,088

Total	1,648	1,727	5,119	4,833

Income (loss) before income taxes	(4,377)	(3,477)	5,986	6,334
Income taxes	(1,732)	(1,376)	2,393	2,543

Gas income (loss)	$(2,645)	$(2,101)	$3,593	$3,791

Gas gross margin decreased 2% for the quarter and increased 5% for the nine months ended September 30, 2001, compared to the same periods in 2000.  Residential sales volumes decreased 5% for the quarter and increased 7% for the nine months ended September 30, 2001.  Commercial sales volumes decreased 13% for the quarter and 1% for the nine months ended September 30, 2001.   Heating degree days were slightly higher for the quarter and 14% higher for the nine months ended September 30, 2001, compared to the same periods in 2000.  Industrial sales volumes increased 55% for the quarter and 32% for the nine months ended September 30, 2001, due to increased system use sales to transportation customers.

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting gas sales in the near term.  CILCO's gas sales may also be affected by further deregulation at the retail level in the natural gas industry.

Revenue from gas transportation services remained relatively constant for the quarter and increased 5% for the nine months ended September 30, 2001, while gas transportation sales volumes decreased 9% for the quarter and the nine months ended September 30, 2001, compared to the same periods in 2000.  Decreases in lower margin industrial gas transportation sales were offset by increases in higher margin commercial gas transportation sales.

The cost of gas decreased 29% for the quarter and increased 125% for the nine months ended September 30, 2001, compared to the same periods in 2000.  The decrease for the quarter was mainly due to decreased natural gas prices.  The increase for the nine months ended was mainly due to higher natural gas prices during the first six months and increased gas sales.  These changes were passed through to customers via the PGA.

Gas operation and maintenance expense increased 11% and 12%, respectively, for the quarter and nine months ended September 30, 2001, compared to the same periods in 2000.  The increases were primarily due to increased uncollectible accounts expense, increased medical and postemployment benefits expenses and lower return on pension assets.

Fixed charges and other expenses decreased 5% for the quarter and increased 6% for the nine months ended September 30, 2001, compared to the same periods in 2000, due to changes in interest expense.

CILCO Other Operations

The following table summarizes CILCO's other income and deductions for the three months and nine months ended September 30, 2001 and 2000.

Components of CILCO Other Income	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(In thousands)
	(Unaudited)

Revenue	$36,429	$17,615	$75,433	$36,399
Expense	(33,870)	(20,412)	(65,773)	(39,901)

Gross margin	2,559	(2,797)	9,660	(3,502)

Other income and deductions:
Interest income	302	110	582	179
Operating expenses	(729)	(520)	(1,115)	(1,180)
Other taxes	--	(1)	--	(3)
Preferred stock dividends	(540)	(539)	(1,619)	(2,437)
Other	(332)	(246)	(950)	(767)

Total other income and deductions	(1,299)	(1,196)	(3,102)	(4,208)

Income (loss) before income taxes	1,260	(3,993)	6,558	(7,710)
Income taxes	340	(1,711)	2,050	(3,076)

Other income (loss)	$920	$(2,282)	$4,508	$(4,634)

Gross margin increased for the quarter and nine months ended September 30, 2001, compared to the same periods in 2000, primarily due to increased non-regulated electricity sales in Illinois outside of CILCO's service territory and ICC mandated changes in the manner in which generated and purchased power costs are allocated between regulated and non-regulated sales (see Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - CILCO Electric Operations).   These sales of electricity were to customers eligible to choose their energy supplier under the Customer Choice Law.

Preferred stock dividends decreased for the nine months ended September 30, 2001, compared to the same period in 2000, due to the redemption of $25 million of auction rate preferred stock in July 2000.

Other Businesses Operations

The following table summarizes the components of Other Businesses net income (loss) for the three months and nine months ended September 30, 2001 and 2000.

Components of Other Businesses	Three Months Ended		Nine Months Ended
Net Income (Loss)	September 30,		September 30,
	2001	2000	2001	2000
	(In thousands)
	(Unaudited)
Revenue:
Leveraged lease revenue	$1,326	$2,068	$4,065	$6,818
Interest income	68	33	223	126
Gas marketing revenue	7,788	4,890	29,227	10,283
Other revenue	5,177	558	6,329	2,025

Total revenue	14,359	7,549	39,844	19,252

Expenses:
Gas purchased for resale	8,056	4,802	29,659	9,958
Fuel for generation and purchased power	(23,377)	(1,847)	(26,045)	(1,847)
Operating expenses	254	926	1,115	2,752
Depreciation and amortization	4,219	3,612	12,660	10,837
Interest expense	11,466	11,932	34,997	35,659
Other taxes	27	10	73	130

Total expenses	645	19,435	52,459	57,489

Income (loss) before income taxes	13,714	(11,886)	(12,615)	(38,237)
Income taxes	6,701	(3,511)	(1,717)	(11,932)

Other Businesses net income (loss)	$7,013	$(8,375)	$(10,898)	$(26,305)

Leveraged lease revenues decreased 40% for the nine months ended September 30, 2001, primarily due to the termination of the Company’s dragline lease in the first quarter of 2001.

Gas marketing revenues and gas purchased for resale at CVI subsidiary, CILCORP Energy Services Inc., increased due to increased gas marketing sales and higher natural gas prices.

Fuel for generation and purchased power changed significantly during the three months ended September 30, 2001, compared to the same period in 2000.  In September 2001, CILCORP recorded an $18 million reduction in a preacquisition contingency related to an out-of-market coal contract with a corresponding reduction in cost of fuel.  The adjustment to this liability was necessitated by a change in the Company's plan relative to this contract.  Accordingly, the Company made a new assessment of the potential liability and recorded an adjustment to the original liability.  Fuel for generation and purchased power was also impacted in 2001 by $4.0 million in amortization related to the preacquisition liability for this out-of-market coal contract.

Other revenue increased during the three months ended September 30, 2001, due primarily to a $4.5 million settlement of a preacquisition contingency related to litigation at QST Energy.  See related discussion at Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations – QST Enterprises Discontinued Operations.

Depreciation and amortization increased due to the completion of purchase price allocations in the fourth quarter of 2000.

The decrease in operating expenses is due primarily to pension and postemployment benefits.  The market value of the assets and liabilities of these plans was adjusted on CILCORP's balance sheet at the time of acquisition by AES.  Following these adjustments, the net periodic benefit costs are separately calculated and recorded at CILCORP consolidated and CILCO.

Income taxes increased for the three months and nine months ended September 30, 2001, compared to the corresponding periods in 2000, primarily due to higher net income.

QST Enterprises Discontinued Operations

QST Enterprises and QST Energy ceased operations during the fourth quarter of 1998, except for fulfillment of contractual commitments for 1999 and beyond.  Accordingly, the results of QST Enterprises are reported as discontinued operations.  An initial loss provision was recorded for the discontinued energy operations in 1998.  Subsequent purchase accounting adjustments included additional discontinued operations loss accruals for QST Enterprises.

Income (loss) from operations of discontinued businesses, net of tax:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

QST Enterprises, net of tax of $(2,813)	$(4,278)	$--	$(4,278)	$--

	$(4,278)	$--	$(4,278)	$--

QST Enterprises' financial results for the period ended September 30, 2001, were in excess of the discontinued operations liability and are shown as a loss for that period.

Since 1999, QST Energy has been involved in litigation against two of its California commercial customers.  On July 19, 2001, QST Energy and the two customers signed a settlement agreement and mutual release which resolved all of the pending lawsuits.  A cash settlement of $6 million was paid to QST Energy and applied against the accounts receivable balance at QST Energy, which was $13 million at the time of settlement.  CILCORP had reserved $4.5 million as a preacquisition contingency related to this litigation.  The remaining receivable of $7.0 million at QST Energy was written off during the third quarter, and was partially offset by the $4.5 million gain recorded at CILCORP.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to "Fuel Supply - Coal" and "Electric Fuel and Purchased Gas Adjustment Clauses" of Item 1.  Business,  "Environmental Matters" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and to "Note 7 - Commitments and Contingencies" of Item 8.  Financial Statements and Supplementary Data in the Company's 2000 Annual Report on Form 10-K and to "Note 2 - Contingencies" and "QST Enterprises Discontinued Operations", herein, for certain pending legal proceedings and/or proceedings known to be contemplated by governmental authorities.

The Company and its subsidiaries are subject to certain claims and lawsuits in connection with work performed in the ordinary course of their businesses.  Except as otherwise referred to above, in the opinion of management, all such claims currently pending either will not result in a material adverse effect on the financial position and results of operations of the Company or are adequately covered by:  (i) insurance; (ii) contractual or statutory indemnification; and/or (iii) reserves for potential losses.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

                None

(b) Reports on Form 8-K

                A Form 8-K was filed on August 30, 2001, regarding the Company's Fuel Adjustment Clause settlement agreement with the Illinois Commerce Commission.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CILCORP Inc.
(Registrant)

Date November 9, 2001
/s/ R. J. Sprowls
Vice President

Date November 9, 2001
/s/ T. S. Romanowski
Chief Financial Officer
And Treasurer

CENTRAL ILLINOIS LIGHT COMPANY
(Registrant)

Date November 9, 2001
/s/ R. J. Sprowls
President

Date November 9, 2001
/s/ T. S. Romanowski
Chief Financial Officer
And Treasurer