Form 10-Q
period 2003-03-31
CENTRAL ILLINOIS LIGHT CO; CILCORP INC
filed 2003-05-15
CIK 18651, 762129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended March 31, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition period from ........ to ........


Commission        Registrant; State of Incorporation;         IRS Employer
File Number       Address; and Telephone Number            Identification No.
  2-95569                          CILCORP Inc.                 37-1169387
                           (An Illinois Corporation)
                              300 Liberty Street
                           Peoria, Illinois  61602
                                (309) 677-5230

  1-2732                 CENTRAL ILLINOIS LIGHT COMPANY        37-0211050
                            (An Illinois Corporation)
                               300 Liberty Street
                             Peoria, Illinois  61602
                                 (309) 677-5230

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].


Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ]. No [X].

Indicate the number of shares outstanding of each of the issuer's respective classes of common stock, as of the latest practicable date:


CILCORP Inc.      Common stock, no par value,
                  shares outstanding and privately
                  held by Ameren Corporation
                  at May 15, 2003                                     1,000

CENTRAL ILLINOIS LIGHT COMPANY
                  Common stock, no par value,
                  shares outstanding and privately
                  held by CILCORP Inc. at May 15, 2003           13,563,871



                                  CILCORP INC.
                                       AND
                         CENTRAL ILLINOIS LIGHT COMPANY
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003
                                TABLE OF CONTENTS

                                                                       Page No.
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            CILCORP INC.

               Consolidated Balance Sheets                              3-4

               Consolidated Statements of Income and
               Comprehensive Income                                     5-6

               Consolidated Statements of Cash Flows                    7-8

            CENTRAL ILLINOIS LIGHT COMPANY

               Consolidated Balance Sheets                              9-10

               Consolidated Statements of Income and
               Comprehensive Income                                      11

               Consolidated Statements of Cash Flows                   12-13

            Notes to Consolidated Financial Statements
            CILCORP Inc. and Central Illinois Light Company            14-27

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations
              CILCORP Inc. and Central Illinois Light Company          28-47

Item 3.     Quantitative and Qualitative Disclosures about
              Market Risk                                              47-49

Item 4.     Controls and Procedures                                      49

Forward-Looking Statements                                             49-50

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                            51

Item 6.     Exhibits and Reports on Form 8-K                             51

Signatures and Certifications                                          52-59

This Form 10-Q  contains  "forward-looking"  statements  within  the  meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Part I under the heading Forward-Looking Statements. Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions.



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          CILCORP INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)
                                                          Successor              Predecessor
                                                          March 31,              December 31,
                                                            2003                     2002
ASSETS
 Current Assets:
 Cash and cash equivalents                                $   34,148      |      $   31,821
 Receivables, less allowance for                                          |
   uncollectible accounts of $3,672 and $1,989                82,227      |          52,982
 Receivables, miscellaneous                                    9,037      |           7,932
 Accrued unbilled revenue                                     33,667      |          37,256
 Fuel, at average cost                                        62,502      |          16,459
 Materials and supplies, at average cost                      18,497      |          17,691
 Gas in underground storage, at average cost                  12,545      |          27,209
 Prepayments and other                                         7,579      |          23,748
                                                          ----------      |      ----------
   Total Current Assets                                      260,202      |         215,098
                                                          ----------      |      ----------
 Investments and Other Property:                                          |
 Investment in leveraged leases                              131,820      |         132,874
 Other investments                                            18,396      |          17,850
                                                          ----------      |      ----------
   Total Investments and Other Property                      150,216      |         150,724
                                                          ----------      |      ----------
 Property, Plant and Equipment:                                           |
 Utility plant, at original cost                                          |
   Electric                                                  860,655      |         739,779
   Gas                                                       184,706      |         245,944
                                                          ----------      |      ----------
                                                           1,045,361      |         985,723
 Less - accumulated provision for depreciation                13,718      |         175,972
                                                          ----------      |      ----------
                                                           1,031,643      |         809,751
 Construction work in progress                               129,111      |         104,571
 Other, net of depreciation                                       --      |              22
                                                          ----------      |      ----------
   Total Property, Plant and Equipment                     1,160,754      |         914,344
                                                          ----------      |      ----------
 Other Assets:                                                            |
 Goodwill, net of accumulated amortization                                |
   of $0 and $33,753                                         594,765      |         580,748
 Regulatory assets                                            11,175      |           7,732
 Other assets                                                 36,257      |          32,398
                                                          ----------      |      ----------
   Total Other Assets                                        642,197      |         620,878
                                                          ----------      |      ----------
   Total Assets                                           $2,213,369      |      $1,901,044
                                                          ==========      |      ==========

See Notes to Consolidated Financial Statements.





                          CILCORP INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)
                                                          Successor              Predecessor
                                                          March 31,              December 31,
                                                            2003                     2002
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current portion of long-term debt                         $    1,400      |      $   26,750
Notes payable                                                     --      |          10,000
Accounts payable                                             111,165      |          76,332
Accrued taxes                                                 23,098      |           8,105
Accrued interest                                              27,256      |          18,712
Other                                                         23,933      |          21,427
                                                          ----------      |      ----------
  Total Current Liabilities                                  186,852      |         161,326
                                                          ----------      |      ----------
Long-term debt                                               856,256      |         791,028
                                                          ----------      |      ----------
Deferred Credits and Other Liabilities:                                   |
Deferred income taxes                                        306,817      |         189,977
Regulatory liability of regulated subsidiary                  18,614      |          19,230
Deferred investment tax credit                                12,561      |          12,958
Pension liabilities                                          129,839      |         106,797
Postretirement health care liabilities                       121,539      |          61,513
Other                                                         43,801      |          22,536
                                                          ----------      |      ----------
  Total Deferred Credits and Other Liabilities               633,171      |         413,011
                                                          ----------      |      ----------
Preferred stock of subsidiary without                                     |
  mandatory redemption                                        19,120      |          19,120
Preferred stock of subsidiary with                                        |
  mandatory redemption                                        22,000      |          22,000
                                                          ----------      |      ----------
Total Preferred Stock of Subsidiary                           41,120      |          41,120
                                                          ----------      |      ----------
Stockholder's Equity:                                                     |
Common stock, no par value; authorized 10,000                             |
  outstanding 1,000                                               --      |              --
Additional paid-in capital                                   494,205      |         519,433
Retained earnings                                              3,077      |          34,688
Accumulated other comprehensive income (loss)                 (1,312)     |         (59,562)
                                                          ----------      |      ----------
  Total Stockholder's Equity                                 495,970      |         494,559
                                                          ----------      |      ----------
  Total Liabilities and Stockholder's Equity              $2,213,369      |      $1,901,044
                                                          ==========      |      ==========

See Notes to Consolidated Financial Statements.





                          CILCORP INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                            and Comprehensive Income
                                 (In thousands)
                                   (Unaudited)

                                                                  Successor                   Predecessor
                                                                 Two Months                          Three Months
                                                                    Ended            January             Ended
                                                                March 31, 2003         2003         March 31,2002
Operating Revenues:
CILCO Electric                                                   $ 59,266   |       $ 35,305            $ 84,113
CILCO Gas                                                          69,143   |         44,270              80,018
CILCO Other                                                        21,104   |         11,975              21,750
CILCORP Other                                                      30,631   |         12,373              18,001
                                                                 --------   |       --------            --------
   Total operating revenues                                       180,144   |        103,923             203,882
                                                                 --------   |       --------            --------
Operating expenses:                                                         |
Fuel and purchased power                                           43,854   |         24,702              53,460
Gas                                                                79,766   |         42,410              65,891
Other operations and maintenance                                   19,418   |         12,965              32,799
Depreciation and amortization                                      13,998   |          5,941              18,011
Taxes, other than income taxes                                      8,315   |          4,299              11,760
                                                                 --------   |       --------            --------
   Total operating expenses                                       165,351   |         90,317             181,921
                                                                 --------   |       --------            --------
Operating income                                                   14,793   |         13,606              21,961
                                                                 --------   |       --------            --------
Other income and (deductions):                                              |
Allowance for equity funds used                                             |
  during construction                                                  12   |              5                  --
Miscellaneous income                                                   93   |             46                 300
Miscellaneous expense                                                (290)  |           (154)               (717)
Income taxes                                                          399   |            206                 687
                                                                 --------   |       --------            --------
   Total other income and (deductions)                                214   |            103                 270
                                                                 --------   |       --------            --------
Interest charges and preferred                                              |
  dividends:                                                                |
Interest expense                                                    9,804   |          5,203              16,266
Allowance for borrowed funds used                                           |
  during construction                                                (458)  |           (187)               (238)
Preferred stock dividends of                                                |
  subsidiary                                                          360   |            180                 540
                                                                 --------   |       --------            --------
   Total                                                            9,706   |          5,196              16,568
                                                                 --------   |       --------            --------
Income from continuing                                                      |
    operations before income taxes                                  5,301   |          8,513               5,663
Income taxes                                                        2,224   |          3,128               1,648
                                                                 --------   |       --------            --------




Net income from continuing operations
  before cumulative effect of change
  in accounting principle                                           3,077   |          5,385               4,015
Loss from operations of discontinued                                        |
   businesses, net of tax of $(5)                                      --   |             --                  (9)
Cumulative effect of change in                                              |
   accounting principle, net of                                             |
   income taxes                                                        --   |          3,818                  --
                                                                 --------   |       --------            --------
Net income                                                       $  3,077   |       $  9,203            $  4,006
                                                                            |
Other comprehensive income (loss)                                  (1,312)  |            350               5,464
                                                                 --------   |       --------            --------
Comprehensive income                                             $  1,765   |       $  9,553            $  9,470
                                                                 ========   |       ========            ========

See Notes to Consolidated Financial Statements.





                          CILCORP INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                  Successor                       Predecessor
                                                                  Two Months                          Three Months
                                                                    Ended            January            Ended
                                                               March 31, 2003          2003         March 31, 2002
Cash flows from operating:
Net income                                                       $  3,077    |      $  9,203           $  4,006
Adjustments to reconcile net income to net                                   |
  cash provided by operating activities:                                     |
  Cumulative effect of change in                                             |
    accounting principle                                               --    |        (3,818)                --
  Depreciation and amortization                                    13,998    |         5,941             18,011
  Allowance for funds used during                                            |
    construction                                                     (470)   |          (192)              (238)
  Non-cash leveraged lease and                                               |
    affordable housing income                                        (580)   |          (297)            (1,048)
  Cash receipts in excess of debt service                                    |
    on leases                                                         784    |         1,410              1,715
  Deferred income taxes, net                                       (2,691)   |        (6,824)             8,361
  Deferred investment tax credits, net                               (265)   |          (132)              (399)
  Other                                                            (1,470)   |            --                 --
Changes in assets and liabilities:                                           |
  Accounts receivable and                                                    |
    unbilled revenue                                               (1,860)   |       (24,901)            (1,748)
  Inventories                                                       3,270    |        10,740             18,563
  Accounts payable                                                  5,658    |        15,168            (20,816)
  Accrued taxes                                                     3,921    |        11,073             (2,324)
  Assets, other                                                     1,641    |        11,709               (571)
  Liabilities, other                                               14,605    |         2,722              7,184
                                                                 --------    |      --------           --------
  Net cash provided by operating                                             |
    activities from continuing                                               |
    operations                                                     39,618    |        31,802             30,696
                                                                 --------    |      --------           --------
  Net cash provided by (used in)                                             |
    operating activities of                                                  |
    discontinued operations                                            --    |            --                  6
                                                                 --------    |      --------           --------
  Net cash provided by operating                                             |
    activities                                                     39,618    |        31,802             30,702
                                                                 --------    |      --------           --------
Cash flows from investing:                                                   |
Construction expenditures                                         (17,155)   |       (15,906)           (32,605)
Allowance for funds used during                                              |
  construction                                                        470    |           192                238
Other                                                              (1,039)   |          (305)            (2,096)
                                                                 --------    |      --------           --------
Net cash used in investing activities                             (17,724)   |       (16,019)           (34,463)
                                                                 --------    |      --------           --------
                                                                             |


Cash flows from financing:                                                   |
  Redemptions:                                                               |
    Short-term debt                                                    --    |       (10,000)           (5,000)
    Long-term debt                                                (25,350)   |            --
                                                                 --------    |      --------          --------
Net cash provided by (used in)                                               |
  financing activities                                            (25,350)   |       (10,000)           (5,000)
                                                                             |
Net change in cash and                                                       |
  cash equivalents                                                 (3,456)   |         5,783            (8,761)
Cash and cash equivalents                                                    |
  at beginning of period                                           37,604    |        31,821            18,182
                                                                 --------    |      --------          --------
Cash and cash equivalents at                                                 |
  end of period                                                  $ 34,148    |      $ 37,604          $  9,421
                                                                 ========    |      ========          ========
                                                                             |
Cash paid during the period for:                                             |
                                                                             |
   Interest                                                      $  3,784    |      $  5,413          $  8,719
                                                                             |
   Income taxes                                                  $     --    |      $     --          $     88

See Notes to Consolidated Financial Statements.

                                       8


                         CENTRAL ILLINOIS LIGHT COMPANY
                           Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                       March 31,            December 31,
ASSETS                                                    2003                 2002

Utility Plant, At Original Cost:
  Electric                                             $1,364,898            $1,349,153
  Gas                                                     468,066               469,831
                                                       ----------            ----------
                                                        1,832,964             1,818,984
  Less - accumulated provision for depreciation         1,011,021             1,033,095
                                                       ----------            ----------
                                                          821,943               785,889
Construction work in progress                             129,111               104,571
                                                       ----------            ----------
    Total Utility Plant                                   951,054               890,460
                                                       ----------            ----------
Other Property and Investments:
Cash surrender value of corporate-owned life
  insurance (net of related policy loans of
  $69,634)                                                  5,259                 4,268
Other                                                         892                   892
                                                       ----------            ----------
    Total Other Property and Investments                    6,151                 5,160
                                                       ----------            ----------
Current Assets:
Cash and temporary cash investments                        28,105                22,256
Receivables, less allowance for
  uncollectible accounts of $3,669 and $1,989              71,523                47,179
Receivables, miscellaneous                                  8,829                 7,136
Accrued unbilled revenue                                   26,887                32,162
Fuel, at average cost                                      16,307                16,459
Materials and supplies, at average cost                    16,200                16,411
Gas in underground storage, at average cost                12,545                27,209
Prepaid taxes                                                 636                   886
Other                                                       7,525                23,679
                                                       ----------            ----------
    Total Current Assets                                  188,557               193,377
                                                       ----------            ----------
Deferred Debits:
Regulatory assets                                          11,175                 7,732
Unamortized debt expense                                    1,491                 1,581
Prepaid pension cost                                        7,250                 7,250
Other                                                       3,401                 3,441
                                                       ----------            ----------
    Total Deferred Debits                                  23,317                20,004
                                                       ----------            ----------
Total Assets                                           $1,169,079            $1,109,001
                                                       ==========            ==========

See Notes to Consolidated Financial Statements.





                         CENTRAL ILLINOIS LIGHT COMPANY
                           Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                       March 31,            December 31,
CAPITALIZATION AND LIABILITIES                           2003                  2002
Capitalization:
Common Stockholder's Equity:
  Common stock, no par value; authorized
    20,000,000 shares; outstanding
    13,563,871 shares                                  $  185,661            $  185,661
  Additional paid-in capital                               52,000                52,000
  Retained earnings                                       149,395               113,775
  Accumulated other comprehensive income (loss)           (29,684)              (28,722)
                                                       ----------            ----------
    Total Common Stockholder's Equity                     357,372               322,714

Preferred stock without mandatory redemption               19,120                19,120
Preferred stock with mandatory redemption                  22,000                22,000
Long-term debt                                            316,041               316,028
                                                       ----------            ----------
    Total Capitalization                                  714,533               679,862
                                                       ----------            ----------
Current Liabilities:
Current maturities of long-term debt                        1,400                26,750
Notes payable                                                  --                10,000
Accounts payable                                           87,724                67,950
Accrued taxes                                              30,628                17,607
Accrued interest                                            7,542                 9,437
Other                                                      23,933                21,427
                                                       ----------            ----------
    Total Current Liabilities                             151,227               153,171
                                                       ----------            ----------
Deferred Liabilities and Credits:
Accumulated deferred income taxes                         106,233                95,389
Regulatory liability                                       18,614                19,230
Investment tax credits                                     12,561                12,958
Pension liabilities                                        89,153                85,056
Postretirement health care liability                       45,684                41,333
Other                                                      31,074                22,002
                                                       ----------            ----------
    Total Deferred Liabilities and Credits                303,319               275,968
                                                       ----------            ----------
Total Capitalization and Liabilities                   $1,169,079            $1,109,001
                                                       ==========            ==========

See Notes to Consolidated Financial Statements.




                         CENTRAL ILLINOIS LIGHT COMPANY
                        Consolidated Statements of Income
                            and Comprehensive Income
                                 (In thousands)
                                   (Unaudited)
                                                           Three Months Ended
                                                              March 31,
                                                         2003            2002
Operating revenues:
Electric                                             $ 94,571          $ 84,113
Gas                                                   113,413            80,018
                                                     --------          --------
      Total operating revenues                        207,984           164,131
                                                     --------          --------
Operating expenses:
Fuel                                                   25,656            22,030
Gas                                                    80,212            49,608
Purchased power                                        12,343            11,530
Other operations and maintenance                       34,836            31,446
Depreciation and amortization                          18,126            17,664
Income taxes                                            7,759             5,512
Other taxes                                            12,590            11,740
                                                     --------          --------
      Total operating expenses                        191,522           149,530
                                                     --------          --------
Operating income                                       16,462            14,601
                                                     --------          --------
Other income and deductions:
Cost of equity funds capitalized                           17                --
Corporate-owned life insurance, net                      (371)             (342)
Other, net                                                642               804
                                                     --------          --------
      Total other income and
        deductions                                        288               462
                                                     --------          --------
Interest expenses:
Interest on long-term debt                              4,799             4,367
Cost of borrowed funds
  capitalized                                            (645)             (238)
Other                                                     516             1,050
                                                     --------          --------
      Total interest expense                            4,670             5,179
                                                     --------          --------
Net income before preferred dividends                  12,080             9,884
                                                     --------          --------
Dividends on preferred stock                              540               540
                                                     --------          --------
Income available for common stock
  before cumulative effect of
  change in accounting principle                       11,540             9,344
Cumulative effect of change in accounting
  principle, net of income taxes                       24,080                --
                                                     --------          --------
Income available for common stock                    $ 35,620          $  9,344

Other comprehensive income (loss)                        (962)            5,464
                                                     --------          --------
Comprehensive income                                 $ 34,658          $ 14,808
                                                     ========          ========
See Notes to Consolidated Financial Statements.


                         CENTRAL ILLINOIS LIGHT COMPANY
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                               2003             2002
Cash flows from operating:
Net income                                                  $ 35,620          $  9,344

Adjustments to reconcile net income to net
 cash provided by operating activities:
Cumulative effect of change in accounting principle          (24,080)               --
Depreciation and amortization                                 18,126            17,664
Allowance for funds used during construction                    (662)             (238)
Deferred income taxes, net                                    10,143             9,912
Deferred investment tax credits, net                            (397)             (399)
Changes in assets and liabilities:
Receivables, net                                             (26,037)          (12,760)
Inventories                                                   15,027            16,421
Unbilled revenue                                               5,275             6,502
Accounts payable                                              19,774           (34,329)
Accrued taxes and interest                                    (4,708)           (2,355)
Assets, other                                                 13,621             4,841
Liabilities, other                                            13,296             1,831
                                                            --------          --------
Net cash provided by operating activities                     74,998            16,434
                                                            --------          --------
Cash flows from investing:
Construction expenditures                                    (33,061)          (32,605)
Allowance for funds used during construction                     662               238
Other                                                         (1,400)           (1,808)
                                                            --------          --------
Net cash used in investing activities                        (33,799)          (34,175)
                                                            --------          --------
Cash flows from financing:
Dividends on common stock                                         --            (8,000)
Redemptions:
  Short-term debt                                            (10,000)               --
  Long-term debt                                             (25,350)               --
Issuances:
  Short-term debt                                                 --            15,000
                                                            --------          --------
Net cash provided by (used in) financing activities          (35,350)            7,000
                                                            --------          --------




Net change in cash and
  cash equivalents                                             5,849           (10,741)

Cash and cash equivalents at
  beginning of period                                         22,256            12,454
                                                            --------          --------
Cash and cash equivalents at
  end of period                                             $ 28,105          $  1,713
                                                            ========          ========

Cash paid during the periods:

       Interest                                             $  9,197          $  8,648

   Income taxes, net                                        $     --          $     --

See Notes to Consolidated Financial Statements.


                 CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Summary of Significant Accounting Policies

General

The consolidated financial statements include the accounts of CILCORP Inc. (the Holding Company), Central Illinois Light Company (CILCO or AmerenCILCO), QST Enterprises Inc. (QST) and its subsidiaries QST Energy Inc. (QST Energy) and CILCORP Infraservices Inc. (CILCORP Infraservices), and CILCORP Inc.'s other subsidiaries (collectively, CILCORP or the Company) after elimination of significant intercompany transactions. In the fourth quarter of 1998, the operations of QST and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices) were discontinued and, therefore, are being reported as discontinued operations in the financial statements. Prior year amounts have been reclassified on a basis consistent with the 2003 presentation.

CILCO, the Holding Company's principal business subsidiary, is engaged in the generation, transmission, distribution and sale of electric energy in an area of approximately 3,700 square miles in central and east-central Illinois, and the purchase, distribution, transportation and sale of natural gas in an area of approximately 4,500 square miles in central and east-central Illinois. Other Holding Company first-tier subsidiaries are CILCORP Investment Management Inc.
(CIM), which manages the Company's investment portfolio and CILCORP Ventures Inc. (CVI), which pursues investment opportunities in energy-related products and services.

The Holding Company is a wholly-owned subsidiary of Ameren Corporation (Ameren). Ameren is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA) and is headquartered in St. Louis, Missouri. Ameren's principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. Ameren's primary subsidiaries, including Central Illinois Light Company, are as follows:

o Union Electric Company, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o Central Illinois Public Service Company, which operates a rate-regulated electric and natural gas transmission and distribution business in Illinois as AmerenCIPS.
o Central Illinois Light Company, a subsidiary of CILCORP Inc., which operates a rate-regulated transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO.

o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated electric operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company) which operates Ameren's non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for Ameren's affiliated companies, and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric generation plant. On February 4, 2003, Ameren completed the acquisition of AES Medina Valley Cogen (No. 4), LLC and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC.
o AmerenEnergy, Inc. (AmerenEnergy) which serves as a power marketing and risk management agent for Ameren affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. Ameren has a 60% ownership interest in EEI, 40% owned by AmerenUE and 20% owned by Resources Company.
o Ameren Services Company (Ameren Services), which provides shared support services to Ameren and its subsidiaries, including CILCORP. Charges are based upon the actual costs incurred by Ameren Services as required by the PUHCA.

Throughout this document, CILCORP or the Company refers to CILCORP Inc. and its subsidiaries on a consolidated basis. CILCO refers to Central Illinois Light Company.

Acquisition

On January 31, 2003, Ameren completed its acquisition of all of the outstanding common stock of CILCORP Inc. from The AES Corporation (AES). CILCORP Inc. is the parent company of Central Illinois Light Company which operated as CILCO. With the acquisition, CILCO became an Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. The results of operations for CILCORP (including its subsidiaries) were included in Ameren's financial statements effective with the January acquisition date.

Ameren acquired CILCORP to complement its existing Illinois gas and electric operations. The purchase included CILCO's rate-regulated electric and natural gas business in Illinois serving approximately 200,000 and 205,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to Ameren's service territory. CILCO also has a non rate-regulated electric and gas marketing business principally focused in the Chicago, Illinois region. Finally, the purchase included CILCO's approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to become non rate-regulated in 2003.

The total purchase price was approximately $1.34 billion including the assumption of CILCORP debt and preferred stock. The purchase price is subject to certain adjustments for working capital and other changes pending the finalization of CILCORP's closing balance sheet.


Financial Statement Presentation

The acquisition was accounted for using the purchase method of accounting. Under this method, the purchase price was allocated to the fair market value of the assets acquired and the liabilities assumed. The excess purchase price over the fair value of the assets acquired and the liabilities assumed was allocated to goodwill at CILCORP Inc. As a result, CILCORP Inc. has recorded purchase accounting fair value adjustments to electric plant in service, pension and other postretirement liabilities, long-term debt, emission allowances, coal contracts, and other balance sheet items. Ameren is in the process of completing a third party valuation of acquired property and plant and intangible assets. Therefore, the allocation of the purchase price to the acquired net assets is subject to refinement. The excess of the purchase price over tangible net assets acquired has been allocated preliminarily to goodwill in the amount of $595 million at CILCORP.

The purchase accounting entries are reflected on CILCORP's financial statements as of the purchase date. As permitted by rules of the SEC, the Company did not "push down" the effects of purchase accounting to the financial statements of any of Holding Company's subsidiaries, including CILCO. Accordingly, CILCORP's post-acquisition financial statements reflect a new basis of accounting, and separate financial statements are presented for pre-acquisition (predecessor) and post-acquisition (successor) periods, separated by a heavy black line. CILCO's financial statements are presented on their historical basis of accounting for all periods presented.


Goodwill

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by Ameren in its January 31, 2003, acquisition of CILCORP was allocated to goodwill at the Holding Company. The Company does not amortize goodwill under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires the evaluation of goodwill for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired.


Accounting Changes and Other Matters

Statement of Financial Accounting Standards (SFAS) No. 143 - "Accounting for Asset Retirement Obligations" (SFAS 143)

The Company adopted the provisions of SFAS 143 on January 1, 2003. SFAS 143 provides the accounting requirements for asset retirement obligations associated with tangible, long-lived assets. SFAS 143 requires CILCORP to record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and to capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, the Company is required to adjust asset retirement obligations based on changes in estimated fair value, and the corresponding increases in asset book values are depreciated over the useful life of the related asset. Uncertainties as to the probability, timing or cash flows associated with an asset retirement obligation affect the Company's estimate of fair value.

Upon adoption of this standard, CILCO recognized asset retirement obligations of approximately $5.6 million related primarily to retirement costs for ash ponds at the Duck Creek power plant, and a net increase in net property and plant of approximately $45.6 million due to elimination of non-legal obligation costs of removal for non rate-regulated assets from accumulated depreciation. As a result, CILCO recognized a net after-tax gain upon adoption of $24.1 million.

Upon adoption of this standard on January 1, 2003, CILCORP recognized asset retirement obligations of approximately $5.6 million related to retirement costs for ash ponds at the Duck Creek power plant, and a net increase in net property and plant of approximately $11.9 million due to elimination of non-legal obligation costs of removal for non rate-regulated assets from accumulated depreciation. As a result, predecessor CILCORP recognized a net after-tax gain upon adoption of $3.8 million. Similar to the treatment applied by Ameren in the acquisition of CILCORP, AES recorded purchase accounting at the CILCORP level following its 1999 acquisition of CILCORP, but did not "push down" the purchase accounting to any of the Holding Company's subsidiaries, including CILCO. Accordingly, accumulated depreciation, including the embedded cost of removal liabilities, was reset to zero in purchase accounting for CILCORP while CILCO continued to carry property, plant and equipment and the related accumulated depreciation on a historical basis. As a result, the gain upon adoption of SFAS 143 recognized by CILCO exceeded the gain recognized by CILCORP as the cost of removal liabilities reversed by CILCORP upon adoption of SFAS 143 included only those liabilities recorded since the 1999 AES acquisition.

In addition to those obligations that were identified and valued, the Company determined that certain other asset retirement obligations exist. However, management is unable to estimate the fair value of those obligations because the probability, timing or cash flows associated with the obligations are indeterminable. Management does not believe that these obligations, when incurred, will have a material adverse impact on CILCORP's financial position, results of operations or liquidity.

SFAS 143 required a change in the depreciation methodology the Company historically utilized for non-regulated operations. Historically, the Company included an estimated cost of dismantling and removing plant from service upon retirement in the basis upon which depreciation rates were determined. SFAS 143 required the Company to exclude costs of dismantling and removal upon retirement from the depreciation rates applied to non rate-regulated plant balances.
Further, the Company was required to remove accumulated provisions for dismantling and removal costs from accumulated depreciation, where they were embedded, and reflect such adjustment as a gain upon adoption of this standard, to the extent such dismantling and removal activities are not considered legal asset retirement obligations as defined by SFAS 143. At CILCO, the elimination of cost of removal in excess of anticipated salvage proceeds from accumulated depreciation resulted in a gain, as noted above, of $24.1 million, net of taxes, for a change in accounting principle. As noted above, the gain at CILCORP consolidated was only $3.8 million, net of taxes, due to the reset of accumulated depreciation at the time of AES' acquisition of CILCORP in 1999. Beginning in January 2003, depreciation rates for non rate-regulated assets were reduced to reflect the discontinuation of the accrual of dismantling and removal costs. In addition, non rate-regulated asset removal costs will prospectively be expensed as incurred. As a result, the impact of this change in accounting will result in a decrease in depreciation expense and an increase in operations and maintenance expense, the net impact of which is indeterminable, but not expected to be material.

Like the non rate-regulated operations, the depreciation methodology historically utilized by the rate-regulated operations has included an estimated cost of dismantling and removing plant from service upon retirement. Because these estimated costs of removal have been included in the cost of service upon which CILCO's present utility rates are based, and with the expectation that this practice will continue in the jurisdictions in which CILCO operates, adoption of SFAS 143 did not result in any change in the depreciation accounting practices of CILCO's rate regulated operations. CILCO's estimated future removal costs embedded in accumulated depreciation related to rate-regulated plant assets were approximately $143 million at March 31, 2003. As a result of the reset of accumulated depreciation at Ameren's acquisition of CILCORP, estimated future removal costs embedded in accumulated depreciation at CILCORP consolidated are only $1.7 million at March 31, 2003.

SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosures" (SFAS 148)

In December 2002, the FASB issued SFAS 148. SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions to require disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation.

Employees of the Company previously participated in the AES Stock Option Plan that provided for grants of stock options to eligible participants. As permitted under SFAS 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for this plan. As the exercise price of all stock options are equal to their fair market value at the time the options are granted, the Company did not recognize any compensation expense related to the plan using the intrinsic value based method. Had compensation expense been recognized using the fair value based method under SFAS 123, the Company's consolidated earnings would have decreased by $2.7 million, $1.4 million, and $.3 million in 2002, 2001, and 2000, respectively. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123 by using the prospective method of adoption under SFAS 148. Because no stock options have been granted since January 1, 2003, SFAS 148 did not have any effect on the Company's financial position, results of operations or liquidity in the first quarter of 2003.


FASB Interpretation No. 45 - "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN
45)

FIN 45 was issued in November 2002, and requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. These recognition provisions of FIN 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements for periods ending after December 15, 2002. Because the Company does not have such obligations, the recognition provisions of FIN 45 did not have any effect on our financial position, results of operations or liquidity in the first quarter of 2003.


SFAS No. 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149)

In April 2003, SFAS 149 was issued. SFAS 149 clarifies under what circumstances a contract with initial net investment meets the characteristic of a derivative as discussed in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for hedging relationships designated and contracts entered into or modified after June 30, 2003. At this time, the Company is assessing the impact of SFAS 149 on its financial position, results of operations and liquidity upon adoption.

The accounting policies of CILCORP conform to generally accepted accounting principles in the United States (GAAP). CILCORP's financial statements reflect all adjustments (which include normal, recurring adjustments) necessary, in the Company's opinion, for a fair presentation of interim results. These statements should be read in conjunction with the financial statements and the notes thereto included in CILCORP and CILCO's 2002 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.  Contingencies

On May 11, 2001, CILCO and Enron Power Marketing, Inc. (EPMI), a subsidiary of Enron Corp. (Enron), entered into a new Master Agreement for electric purchases and sales, which covered energy transactions scheduled for deliveries during the period of 2001-2003. On November 28, 200l, EPMI demanded that CILCO post $28 million in collateral based on mark-to-market exposure of open transactions. On November 30, 2001, CILCO notified EPMI that events of default had occurred under the Master Agreement and pursuant to the termination provisions of the Master Agreement declared the Master Agreement terminated effective December 20, 2001. Due to contractual provisions and EPMI's and Enron's actions, management does not believe that it is probable that CILCO will be required to pay any amount to Enron or its affiliates and has therefore recorded no liability for undelivered electric purchases. Enron and EPMI filed Chapter 11 bankruptcy petitions on December 2, 2001, in the U. S. Bankruptcy Court for the Southern District of New York. Thereafter, CILCO purchased replacement power to serve its retail customers, which had previously been partially supported by the EPMI transactions. While the ultimate outcome is unpredictable, management does not believe that EPMI's defaults under the Master Agreement, its filing for bankruptcy protection, CILCO's termination of the Master Agreement, or CILCO's purchase of replacement electricity will have a material adverse effect on CILCORP's financial position, cash flows or results of operations.

On May 4, 2001, CILCO and Enron subsidiary Enron North America Corp. (ENA) entered into a natural gas transaction for daily deliveries not to exceed 10,000 MMBtu per day during calendar year 2002. CILCO received no natural gas deliveries pursuant to this transaction in 2002. On October 24, 2001, CILCO and ENA entered into a short-term natural gas transaction giving CILCO the right to call upon ENA for the delivery of 10,000 MMBtu per day during the period from November 1, 2001, through March 31, 2002. Since late November 2001, ENA has been unable to deliver natural gas when called upon by CILCO. ENA's failure to deliver natural gas is an event of default under the Master Firm Sales Agreement governing the October transaction. On December 2, 2001, ENA filed a Chapter 11 bankruptcy petition in the U. S. Bankruptcy Court for the Southern District of New York. To the extent that it has been necessary, CILCO has purchased replacement natural gas. Because these transactions are part of a larger and more diversified natural gas supply portfolio and are subject to the Purchased Gas Adjustment clause, management does not believe ENA's failure to supply natural gas or its subsequent bankruptcy filing will have a material adverse effect on CILCORP's financial position, cash flows or results of operations.

On December 10, 2002, EPMI filed a complaint against AES, Constellation New Energy, Inc., f/k/a AES New Energy Inc. and CILCO in the United States Bankruptcy Court for the Southern District of New York. With respect to CILCO, EPMI alleges that it is owed $31.2 million under the Master Agreement. CILCO disputes that any amount is owed EPMI based on the clear language of the Master Agreement, Section 553 of the Bankruptcy Code and EPMI's misconduct prior to entering the Master Agreement and continuing through the date of its bankruptcy filing. AES has agreed to undertake CILCO's defense in this proceeding and intends to vigorously contest these claims. Due to CILCO's contractual and other defenses to EPMI's claims, as well as certain provisions related to the sale of CILCO to Ameren, management does not believe the results of this litigation will have a material adverse effect on CILCORP's financial position, cash flows or results of operation.


NOTE 3.  Rate and Regulatory Matters

Gas Rate Case

In November 2002,  CILCO filed a request with the Illinois  Commerce  Commission
(ICC) to increase annual rates for natural gas service by approximately $14 million. The ICC has until October 2003 to render a decision in this gas case; however, the ICC Staff has recommended the annual increase to be $9 million.


Standard Market Design Notice of Proposed Rulemaking (NOPR)

On July 31, 2002, the Federal Energy Regulatory Commission (FERC) issued a Standard Market Design NOPR. The NOPR proposes a number of changes to the way the current wholesale transmission service and energy markets are operated. Specifically, the NOPR calls for all jurisdictional transmission facilities to be placed under the control of an independent transmission provider (similar to a Regional Transmission Organization (RTO)), proposes a new transmission service tariff that provides a single form of transmission service for all users of the transmission system including bundled retail load, and proposes a new energy market and congestion management system that uses locational marginal pricing as its basis. On November 15, 2002, Ameren filed its initial comments on the NOPR with the FERC expressing concern with the potential impact of the proposed rules in their current form on the cost and reliability of service to retail customers. Ameren also proposed that certain modifications be made to the proposed rules in order to protect transmission owners from the possibility of trapped transmission costs that might not be recoverable from ratepayers as a result of inconsistent regulatory policies. Ameren filed additional comments on the remaining sections of the NOPR during the first quarter of 2003.

On April 28, 2003 the FERC issued a "white paper" reflecting comments received in response to the NOPR. More specifically, the white paper indicated that the FERC will not assert jurisdiction over the transmission rate component of bundled retail service and will insure that existing bundled retail customers retain their existing transmission rights and retain rights for future load growth in its final rule. Moreover, the white paper acknowledged that the final rule will provide the states with input on resource adequacy requirements, allocation of firm transmission rights, and transmission planning. The FERC also requested input on the flexibility and timing of the final rule's implementation.

Even though issuance of the final rule and its implementation schedule are still unknown, the Midwest Independent System Operator (Midwest ISO) is already in the process of implementing a market design similar to the proposed market design in the NOPR. The Midwest ISO has targeted March 2004 as the start date for implementation. The Company is in the process of reviewing the FERC's white paper. Until the FERC issues a final rule, the Company is unable to predict the ultimate impact on its future financial position, results of operations or liquidity.

NOTE 4.  Accounting for Price Risk Management Activities

Gains/losses on derivatives that hedge non rate-regulated activities are reflected in operating results when the hedged transaction affects earnings. The net gain reflected in operating results from derivative financial instruments for non rate-regulated activities for the quarter ended March 31, 2003, was $4.4 million for natural gas (included in Gas operating expenses). There were no outstanding derivative financial instruments for electricity during the quarter ended March 31, 2003. The previously recorded gain/loss associated with these settled derivative financial instruments was removed from Other Comprehensive Income (OCI) when hedged transactions affected earnings. All open derivative positions hedging anticipated transactions are then marked-to-market with the change in fair value being recorded in OCI. The net effect of these adjustments was to record an after-tax loss in OCI in the amount of $1.0 million for the quarter ended March 31, 2003. The after-tax balance in OCI associated with these open derivative positions and unrealized gains/losses on settled positions related to hedged anticipated transactions at March 31, 2003, was a credit of $0.3 million. The corresponding asset is reflected on the balance sheet in Prepayments and Other. The portion of OCI for open positions reflects hedges of natural gas sales of 1,670,000 MMBtu for commitments through March 2004. Approximately $0.3 million of OCI related to derivative financial instruments as of March 31, 2003, is expected to be recognized as an increase to operating earnings over the next twelve months based on market prices as of March 31, 2003. The actual amount recognized in earnings will be based on the market conditions at the time the derivatives are settled.

During the first quarter of 2003, the Company utilized derivatives in its rate-regulated gas business to manage the volatility of cash flows relative to customers charged the Purchased Gas Adjustment (PGA). The derivatives utilized included collars (a combination of a put option and a call option) and financial futures contracts. Marked-to-market gains and losses on PGA-related positions are recorded as regulatory assets or liabilities in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). All remaining PGA-related derivatives were settled during the quarter ended March 31, 2003, therefore there is no outstanding regulatory asset or liability balance at March 31, 2003.

NOTE 5.  Other Comprehensive Income


Rollforward of Accumulated Other Comprehensive Income -
CILCORP.

                                                                    Pension            SFAS 133       Total
                                                                                  (In thousands)
Predecessor
Accumulated other comprehensive income
  (loss) - December 31, 2002 balance                               $(60,866)           $  1,304       $(59,562)

Other comprehensive income - January 2003                                --                 350            350
                                                                   --------            --------       --------
Accumulated other comprehensive income
  (loss) - January 31, 2003 balance                                $(60,866)           $  1,654       $(59,212)
                                                                   ========            ========       ========
---------------------------------------------------------------------------------------------------------------
Successor
Accumulated other comprehensive income
  (loss) - January 31, 2003 balance                                $     --            $     --       $     --

Other comprehensive income - Two Months
  ended March 31, 2003                                                   --              (1,312)        (1,312)
                                                                   --------            --------       --------
Accumulated other comprehensive income
  (loss) - March 31, 2003                                          $     --            $ (1,312)      $ (1,312)
                                                                   ========            ========       ========

Rollforward of Accumulated Other Comprehensive Income -
CILCO
                                                                   Pension             SFAS 133       Total
                                                                                   (In thousands)

Accumulated other comprehensive income
  (loss) - December 31, 2002 balance                               $(30,026)           $  1,304       $(28,722)

Other comprehensive income - Three
  months ended March 31, 2003                                            --                (962)          (962)
                                                                   --------            --------       --------
Accumulated other comprehensive income
  (loss) - March 31, 2003 balance                                  $(30,026)           $    342       $(29,684)
                                                                   ========            ========       ========


NOTE 6. Statements of Segments of Business

The Company has five reportable segments: CILCO Electric, CILCO Gas, CILCO Other, CILCORP Other and Discontinued Operations. The CILCO Electric segment contains the rate-regulated portions of the utility's electric business. The
CILCO Gas segment contains the rate-regulated portions of the utility's gas business. The CILCO Other segment contains the non rate-regulated portions of the utility's business. The CILCORP Other segment includes the activities of the Holding Company, its leasing and investing subsidiaries, CILCORP Investment Management Inc. and CILCORP Ventures Inc., and QST Enterprises Inc. subsidiaries ESE Land Corporation and CILCORP Infraservices Inc. The CILCORP Other segment also includes the affects of purchase accounting fair value adjustments, the elimination of all intercompany transactions, and long-term debt outstanding at the Holding Company. Amortization of these purchase accounting fair value adjustments relates primarily to pension and postretirement liabilities, coal contract liabilities, long-term debt, electric plant in service and emission allowance assets. The Discontinued Operations segment includes activities related to certain discontinued subsidiaries of QST Enterprises Inc. The Company's reportable segments are strategic business units managed separately primarily due to the rate-regulated or non rate-regulated nature of the businesses, or due to the type of business activity involved.



                          CILCORP Inc. and Subsidiaries
                       Statements of Segments of Business

Two Months Ended March 31, 2003 (Successor)

                                    CILCO           CILCO         CILCO         CILCORP
                                    Electric        Gas           Other          Other              Total
                                                              (In thousands)
Operating revenues                $ 59,266        $ 69,143       $21,104        $  30,631         $180,144
Operating expenses                  55,007          62,874        20,992           26,478          165,351
                                  --------        --------       -------        ---------         --------
Operating income                     4,259           6,269           112            4,153           14,793
Other income and
  (deductions)                          12              --           190               12              214
Interest charges
  and preferred
  dividends                         (2,159)           (777)         (360)          (6,410)          (9,706)
                                  --------        --------       -------        ---------         --------
Income before
  income taxes                       2,112           5,492           (58)          (2,245)           5,301
Income taxes                           935           2,160            45             (916)           2,224
                                  --------        --------       -------        ---------         --------
Net income
  (loss) before
  cumulative effect
  of change in
  accounting
  principle                       $  1,177        $  3,332       $  (103)       $  (1,329)        $  3,077
                                  ========        ========       =======        =========         ========

                                       24

                          CILCORP Inc. and Subsidiaries
                       Statements of Segments of Business

January 2003 (Predecessor)

                                    CILCO           CILCO         CILCO          CILCORP
                                    Electric        Gas           Other            Other            Total
                                                              (In thousands)
Operating revenues                $ 35,305        $ 44,270       $11,975        $  12,373         $103,923
Operating expenses                  28,739          37,143        12,107           12,328           90,317
                                  --------        --------       -------        ---------         --------
Operating income                     6,566           7,127          (132)              45           13,606
Other income and
  (deductions)                           5              --            93                5              103
Interest charges
  and preferred
  dividends                         (1,294)           (440)         (180)          (3,282)          (5,196)
                                  --------        --------       -------        ---------         --------
Income before
  income taxes                       5,277           6,687          (219)          (3,232)           8,513
Income taxes                         2,029           2,635           (53)          (1,483)           3,128
                                  --------        --------       -------        ---------         --------
Net income (loss)
  before cumulative
  effect of change
  in accounting
  principle                       $  3,248        $  4,052       $  (166)       $  (1,749)        $  5,385
                                  ========        ========       =======        =========         ========

                                       25



                          CILCORP Inc. and Subsidiaries
                       Statements of Segments of Business

Three Months Ended March 31, 2002 (Predecessor)

                                    CILCO         CILCO         CILCO        CILCORP       Discont.
                                    Electric      Gas           Other          Other        Oper.         Total
                                                             (In thousands)
Operating revenues                $ 84,113      $ 80,018       $21,750       $ 18,001      $   --       $203,882
Operating expenses                  75,695        68,323        20,948         16,955          --        181,921
                                  --------      --------       -------       --------      ------       --------
Operating income                     8,418        11,695           802          1,046          --         21,961
Other income and
  (deductions)                          --            --           (20)           290          --            270
Interest charges
  and preferred
  dividends                         (3,694)       (1,485)         (540)       (10,849)         --        (16,568)
                                  --------      --------       -------       --------      ------       --------
Income from
  continuing
  operations before
  income taxes                       4,724        10,210           242         (9,513)         --          5,663
Income taxes                         1,471         4,041           320         (4,184)         --          1,648
                                  --------      --------       -------       --------      ------       --------
Net income from
  continuing
  operations                         3,253         6,169           (78)        (5,329)         --          4,015
Effect of
  discontinued
  operations                            --            --            --             --          (9)            (9)
                                  --------      --------       -------       --------      ------       --------
Net income (loss)
  before cumulative
  effect of change
  in accounting
  principle                       $  3,253      $  6,169       $   (78)      $ (5,329)     $   (9)      $  4,006
                                  ========      ========       =======       ========      ======       ========

NOTE 7.  Miscellaneous

The following table summarizes miscellaneous income and expense by component.

                                         Successor             Predecessor
                                         Two Months                 Three Months
                                          Ended          January      Ended
                                       March 31, 2003     2003    March 31, 2002
                                                     (In thousands)
Miscellaneous income:
  Interest and dividend income           $  93      |     $  46         $ 300
                                         -----      |     -----         -----
Total miscellaneous income               $  93      |     $  46         $ 300
                                         =====      |     =====         =====
                                                    |
Miscellaneous expense:                              |
  Corporate-owned life insurance         $(243)     |     $(128)        $(342)
  Donations                                (29)     |        (5)         (226)
  Other                                    (18)     |       (21)         (149)
                                         -----      |     -----         -----
Total miscellaneous expense              $(290)     |     $(154)        $(717)
                                         =====      |     =====         =====

NOTE 8.  Related Party Transactions

CILCORP has transactions in the normal course of business with Ameren and its other subsidiaries. The transactions are primarily comprised of gas and electricity purchases and sales.

Under a non-derivative, executory tolling agreement and gas sales and transport agreements, CILCORP sells and transports gas to, and purchases steam, chilled water and electricity from, AmerenEnergy Medina Valley Cogen (No. 4), LLC. During the first quarter of 2003, CILCORP purchased $9.0 million and sold $5.9 million under these agreements. As of March 31, 2003, CILCORP had recorded Accounts Payable of $2.4 million and Receivables of $2.0 million, related to these transactions. The current receivable was recorded in Accrued Unbilled Revenue on the CILCORP Balance Sheet.

CILCO also has a power purchase agreement with AmerenCIPS for 100 MW of capacity and firm energy for the months of January and June through September 2003. CILCO purchased $1.3 million of power under this agreement in January 2003. CILCO also had power purchases ($.6 million) and sales ($.1 million) transactions with AmerenEnergy in the first quarter of 2003. At March 31, 2003, CILCO recorded a liability of $.3 million, included in Accounts Payable on the balance sheet.

Additionally, CILCORP had Accounts Payable of $0.6 million related to a deposit received from AmerenEnergy Medina Valley Cogen (No. 4), LLC for future work to be performed by a Holding Company subsidiary.

Subject to the receipt of regulatory approval, which is being pursued, CILCO will participate in Ameren's utility money pool arrangement. Under this arrangement, CILCO will have access to up to $694 million of additional committed liquidity, subject to reduction based on use by other utility money pool participants, but increased to the extent other pool participants have surplus cash balances, which may be used to fund pool needs. CILCORP participates in Ameren's non-utility money pool arrangement, which provides it access to up to $600 million of committed liquidity, subject to reduction based on use by other pool participants, which may also be supplemented by available cash balances among pool participants.

Item 2. Management's  Discussion and Analysis of
        Financial Condition and Results of Operations

OVERVIEW

The consolidated financial statements include the accounts of CILCORP Inc. (the Holding Company), Central Illinois Light Company (CILCO or AmerenCILCO), QST Enterprises Inc. (QST) and its subsidiaries QST Energy Inc. (QST Energy) and CILCORP Infraservices Inc. (CILCORP Infraservices), and CILCORP Inc.'s other subsidiaries (collectively, CILCORP or the Company) after elimination of significant intercompany transactions. In the fourth quarter of 1998, the operations of QST and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices) were discontinued and, therefore, are being reported as discontinued operations in the financial statements. Prior year amounts have been reclassified on a basis consistent with the 2003 presentation.

CILCO, the Holding Company's principal business subsidiary, is engaged in the generation, transmission, distribution and sale of electric energy in an area of approximately 3,700 square miles in central and east-central Illinois, and the purchase, distribution, transportation and sale of natural gas in an area of approximately 4,500 square miles in central and east-central Illinois. Other Holding Company first-tier subsidiaries are CILCORP Investment Management Inc.
(CIM), which manages the Company's investment portfolio and CILCORP Ventures Inc. (CVI), which pursues investment opportunities in energy-related products and services.

The Holding Company is a wholly-owned subsidiary of Ameren Corporation (Ameren). Ameren is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA) and is headquartered in St. Louis, Missouri. Ameren's principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. Ameren's primary subsidiaries, including Central Illinois Light Company, are as follows:

o Union Electric Company, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o Central Illinois Public Service Company, which operates a rate-regulated electric and natural gas transmission and distribution business in Illinois as AmerenCIPS.
o Central Illinois Light Company, a subsidiary of CILCORP Inc., which operates a rate-regulated transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated electric operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company) which operates Ameren's non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for Ameren's affiliated companies, and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric generation plant. On February 4, 2003, Ameren completed the acquisition of AES Medina Valley Cogen (No. 4), LLC from AES and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC.
o AmerenEnergy, Inc. (AmerenEnergy) which serves as a power marketing and risk management agent for Ameren affiliated companies for transactions of primarily less than one year.

o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. Ameren has a 60% ownership interest in EEI, 40% owned by AmerenUE and 20% owned by Resources Company.
o Ameren Services Company (Ameren Services), which provides shared support services to Ameren and its subsidiaries, including CILCORP. Charges are based upon the actual costs incurred by Ameren Services as required by the PUHCA.

The following discussion and analysis should be read in conjunction with:
o The financial statements and related notes included in this Quarterly Report on Form 10-Q.
o Management's Discussion and Analysis of Financial Conditions and Results of Operations in CILCORP's and CILCO's Annual Report on Form 10-K for the period ended December 31, 2002.
o The audited financial statements and related notes in CILCORP's and CILCO's Annual Report on Form 10-K for the period ending December 31, 2002.

Throughout this document, CILCORP or the Company refers to CILCORP Inc. and its subsidiaries on a consolidated basis. CILCO refers to Central Illinois Light Company. All tabular dollar amounts are in thousands, unless otherwise indicated.

The acquisition was accounted for using the purchase method of accounting. Under this method, the purchase price was allocated to the fair market value of the assets acquired and the liabilities assumed. The excess purchase price over the fair value of the assets acquired and the liabilities assumed was allocated to goodwill at CILCORP Inc. As a result, CILCORP Inc. has recorded purchase accounting fair value adjustments to electric plant in service, pension and other postretirement liabilities, long-term debt, emission allowances, coal contracts, and other balance sheet items. Ameren is in the process of completing a third party valuation of acquired property and plant and intangible assets. Therefore, the allocation of the purchase price to the acquired net assets is subject to refinement. The excess of the purchase price over tangible net assets acquired has been allocated preliminarily to goodwill in the amount of $595 million at CILCORP.

The purchase accounting entries are reflected on CILCORP's financial statements as of the purchase date. As permitted by rules of the SEC, the Company did not "push down" the effects of purchase accounting to the financial statements of any of Holding Company's subsidiaries, including CILCO. Accordingly, CILCORP's post-acquisition financial statements reflect a new basis of accounting, and separate financial statements are presented for pre-acquisition (predecessor) and post-acquisition (successor) periods, separated by a heavy black line. CILCO's financial statements are presented on their historical basis of accounting for all periods presented. For discussion throughout this document, the 2003 pre-acquisition and post-acquisition periods have been combined for comparison in total to other periods presented for categories and segments that were substantially unaffected by the acquisition and the related pre-acquisition and post-acquisition accounting events.

The results of operations and financial position of the Company are impacted by many factors, including both controllable and uncontrollable factors. Weather, economic conditions and the actions of key customers or competitors can significantly impact the demand for the Company's services. The Company's results are also impacted by seasonal fluctuations caused by winter heating and summer cooling demand. With a substantial portion of the Company's revenues directly subject to regulation by various state and federal agencies, decisions by regulators can have a material impact on the price that the Company charges for its services. The Company principally utilizes coal, natural gas and oil in its operations. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather, production levels and many other factors. The Company does not have a fuel cost recovery mechanism for its electric utility business, but does have a gas cost recovery mechanism for its gas distribution utility business. In addition, the Company's electric rates are largely set through 2006. The Company employs various risk management strategies in order to try to reduce its exposure to commodity risks and other risks inherent in its business. The reliability of the Company's power plants, and transmission and distribution systems, and the level of operating and administrative costs, and capital investment are key factors that the Company seeks to control in order to optimize its results of operations, cash flows and financial position.

The financial condition and operating results of the Company primarily reflect the operations of its subsidiary CILCO. The CILCORP Other segment includes the activities of the Holding Company itself, its investment subsidiary, CILCORP Investment Management Inc. (CIM), CILCORP Ventures Inc. (CVI), ESE Land Corporation, and CILCORP Infraservices Inc., which provides utility infrastructure operation and maintenance services. The CILCORP Other segment also includes the affects of purchase accounting fair value adjustments and the elimination of all intercompany transactions. Amortization of these purchase accounting fair value adjustments relates primarily to pension and postretirement liabilities, coal contract liabilities, long-term debt, electric plant in service and emission allowance assets. The results of QST Enterprises Inc. (QST) and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc.) have been reported as discontinued operations through 2002. All operations had ceased at QST prior to the first quarter of 2003 and no further gains or losses associated with these discontinued operations will be presented in future periods.


RESULTS OF OPERATIONS

Earnings Summary

The Company's net income increased to $12.3 million in the first quarter of 2003 from $4.0 million in the first quarter of 2002. Net income in the first quarter of 2003 included a net cumulative effect gain of $3.8 million associated with the adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). The net gain resulted principally from the elimination of non-legal obligation costs of removal for non rate-regulated assets from accumulated depreciation. This net gain was recorded in January 2003, prior to the acquisition of the Company by Ameren. See Note 1. Summary of Significant Accounting Policies to the Consolidated Financial Statements under Item 1 of Part I of this report.

Excluding the cumulative effect of change in accounting principle related to SFAS 143, the Company's net income increased $4.4 million in the first quarter of 2003 compared to the prior year period. In addition to the $2.2 million increase at CILCO discussed below, the Company's net income increased $2.2 million in the first quarter of 2003, compared to the prior year period, due to the amortization of purchase accounting fair value adjustments at the Holding Company. The amortization of the fair value adjustments that increase income related primarily to pension and postretirement liabilities, coal contract liabilities and long-term debt. Amortization of fair value adjustments for electric plant in service and emission allowances increased expenses in the first quarter of 2003 compared to the first quarter of 2002. Purchase accounting adjustments in 2002 relate to AES' 1999 acquisition of the Company. The following table summarizes the impact on net income of the amortization of these purchase accounting fair value adjustments during the first quarter of 2003 and 2002:

Income Statement Line Item                                2003         2002
                                                           (In thousands)
                                                            (Unaudited)

Other operations and maintenance                        $ 4,123       $  463
Interest expense                                            784           --
Fuel and purchased power                                    558           --
Depreciation and amortization                            (1,792)        (355)
Income taxes                                             (1,457)         (43)
                                                        -------       ------
Impact on net income                                    $ 2,216       $   65
                                                        =======       ======


CILCO's income available for common stock increased to $35.6 million in the first quarter of 2003 from $9.3 million in the first quarter of 2002. Net income in the first quarter of 2003 included a net cumulative effect gain of $24.1 million associated with the adoption of SFAS 143. The net gain resulted principally from the elimination of non-legal obligation costs of removal for non rate-regulated assets from accumulated depreciation.

Excluding the cumulative effect of change in accounting principle related to SFAS 143, CILCO's income available for common stock increased $2.2 million in the first quarter of 2003 compared to the prior year period. The increase was primarily due to favorable weather conditions, with regulated electric and gas gross margins increasing $3.5 million (net of tax) and $1.5 million (net of tax), respectively. Retail electric kilowatt-hour sales increased 8%, residential gas sales volume increased 16% and commercial sales volumes increased 17% in the first quarter of 2003 compared to the first quarter of 2002. Partially offsetting the benefit on net income of weather in the first quarter of 2003 was increased employee benefit costs ($2.7 million, net of tax) related to plan performance and increasing health care costs.


Recent Developments

Acquisition

On January 31, 2003, Ameren completed its acquisition of all of the outstanding common stock of CILCORP Inc. from AES. CILCORP Inc. is the parent company of Central Illinois Light Company which operated as CILCO. With the acquisition, CILCO became an Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. The results of operations for CILCORP Inc. and its subsidiaries (CILCORP) were included in Ameren's financial statements effective with the January acquisition date.

Ameren acquired CILCORP to complement its existing Illinois gas and electric operations. The purchase included CILCO's rate-regulated electric and natural gas business in Illinois serving approximately 200,000 and 205,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to Ameren's service territory. CILCO also has a non rate-regulated electric and gas marketing business principally focused in the Chicago, Illinois region. Finally, the purchase included CILCO's approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to become non rate-regulated in 2003.

The total purchase price was approximately $1.34 billion and included the assumption of CILCORP debt and preferred stock. The purchase price is subject to certain adjustments for working capital and other changes pending the finalization of CILCORP's closing balance sheet. Ameren is in the process of completing a third party valuation of acquired property and plant and intangible assets. Therefore, the allocation of the purchase price to the acquired net assets is subject to refinement. The excess of the purchase price over tangible net assets acquired has been allocated preliminarily to goodwill in the amount of $595 million.

In the first quarter of 2003, CILCORP has recorded purchase accounting fair value adjustments to electric plant in service, pension and other postretirement liabilities, long-term debt, emissions allowances, coal contract liabilities, and other balance sheet items. The amortization of purchase accounting fair value adjustments increased earnings by approximately $2.2 million, net of tax, in the first quarter of 2003. Amortization of adjustments that increased net income primarily related to pension and postretirement liabilities ($2.5 million, net of tax), coal contract liabilities ($.8 million, net of tax), and long-term debt ($.5 million, net of tax). Amortization of adjustments that decreased net income primarily related to electric plant in service ($1.1 million, net of tax) and emission allowance assets ($.5 million, net of tax).

Credit Ratings

In April 2002, as a result of AmerenUE's then pending Missouri electric earnings complaint case and the CILCORP transaction and related assumption of debt, credit rating agencies placed Ameren's and its subsidiaries' debt under review. Following the completion of the acquisition of CILCORP in January 2003, Standard & Poor's lowered the ratings of Ameren, AmerenUE and AmerenCIPS and increased the ratings of Generating Company, CILCORP and CILCO. At the same time, Standard & Poor's changed the outlook assigned to all of Ameren's ratings to stable. Moody's also lowered Ameren and AmerenUE's ratings subsequent to the acquisition and changed the outlook on these ratings to stable. These actions were consistent with the actions the rating agencies disclosed they were considering following the announcement of the CILCORP acquisition.

As of April 30, 2003, the selected ratings by Moody's and Standard & Poor's were as follows:

                                                                       Standard
                                                    Moody's            & Poor's
Ameren Corporation:
Issuer/Corporate credit rating                      A3                 A-
Unsecured debt                                      A3                 BBB+
Commercial paper                                    P-2                A-2

AmerenUE:
Secured debt                                        A1                 A-
Unsecured debt                                      A2                 BBB+
Commercial paper                                    P-1                A-2

CILCORP:
Unsecured debt                                      Baa2               BBB+

AmerenCILCO:
Secured debt                                        A2                 A-

AmerenCIPS:
Secured debt                                        A1                 A-
Unsecured debt                                      A2                 BBB+

Generating Company:
Unsecured debt                                      A3/Baa2            A-


Any adverse change in the ratings may reduce access to capital and/or increase the costs of borrowings resulting in a negative impact on earnings. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the assigning rating organization.

CILCO Electric Operations

     The following table summarizes electric operating revenue and expenses by component.

                                                        Three Months Ended
                                                            March 31,
Components of Electric Income                           2003         2002
                                                         (In thousands)
                                                           (Unaudited)
Revenue:
     Electric retail                                $89,564        $82,110
     Sales for resale                                 5,007          2,003
                                                    -------        -------
        Total revenue                                94,571         84,113
                                                    -------        -------
Cost of sales:
     Fuel                                            25,656         22,030
     Purchased power                                 12,343         11,530
     Revenue taxes                                    5,131          4,902
                                                    -------        -------
        Total cost of sales                          43,130         38,462
                                                    -------        -------
Gross margin                                         51,441         45,651
                                                    -------        -------
Operating expenses:
     Operation and maintenance expenses              25,427         22,577
     Depreciation and amortization                   12,399         12,067
     Other taxes                                      2,790          2,589
                                                    -------        -------
        Total operating expenses                     40,616         37,233
                                                    -------        -------
Other income and (deductions):
   Allowance for equity funds used
    during construction                                  17             --
                                                    -------        -------
        Total                                            17             --
                                                    -------        -------
Interest charges:
     Interest on long-term debt                       3,700          3,170
     Cost of borrowed funds capitalized                (645)          (238)
     Other interest                                     398            762
                                                    -------        -------
        Total                                         3,453          3,694
                                                    -------        -------
Income before taxes                                   7,389          4,724
     Income taxes                                     2,964          1,471
                                                    -------        -------
Net income before cumulative effect of
  change in accounting principle                    $ 4,425        $ 3,253
                                                    =======        =======


Electric gross margin increased $5.8 million (13%) for the three months ended March 31, 2003, compared to the same period in 2002. Retail kilowatt-hour (kWh) sales increased 8% for the three months ended March 31, 2003, compared to the first quarter of 2002. Residential and commercial sales volumes increased 6% and 4%, respectively. Heating degree days were 20% higher for the three months ended March 31, 2003, compared to the same period in 2002. Industrial sales volumes increased 12% compared to the first quarter of 2002.

Sales for resale increased $3.0 million (150%) for the first quarter of 2003, compared to the same period in 2002. The increase was primarily due to greater sales in January 2003, as a result of higher wholesale prices. Sales for resale vary based on the energy requirements of native load customers, neighboring utilities and power marketers, CILCO's available capacity for bulk power sales, and the price of power available for sale.

Electric operation and maintenance expense increased $2.9 million (13%) for the three months ended March 31, 2003, compared to the same period in 2002. The increase for the quarter was mainly due to increased employee benefit costs, including pension and postretirement health care benefits ($2.9 million). At the Holding Company (included in the CILCORP Other segment), approximately $2.6 million of pre-tax income was recorded in the first quarter of 2003 as amortization of a purchase accounting fair value adjustment related to the electric portion of the pension and postretirement health care benefit liabilities.

Interest charges decreased $.2 million (7%) for the three months ended March 31, 2003, compared to the same period in 2002, primarily due to increased capitalized interest related to NOx reduction projects at the power plants ($.4 million).

Income taxes increased for the three months ended March 31, 2003, due to a higher pre-tax income.

CILCO Gas Operations

The following table summarizes gas operating revenue and expenses by component.

                                                        Three Months Ended
                                                            March 31,
Components of Gas Income                                2003          2002
                                                          (In thousands)
                                                            (Unaudited)
Revenue:
     Sale of gas                                    $111,669       $ 78,292
     Transportation services                           1,744          1,726
                                                    --------       --------
        Total revenue                                113,413         80,018
                                                    --------       --------
Cost of sales:
     Gas                                              80,212         49,608
     Revenue taxes                                     3,973          3,620
                                                    --------       --------
        Total cost of sales                           84,185         53,228
                                                    --------       --------
Gross margin                                          29,228         26,790
                                                    --------       --------
Operating expenses:
     Operation and maintenance expenses                9,409          8,869
     Depreciation and amortization                     5,727          5,597
     Other taxes                                         696            629
                                                    --------       --------
        Total operating expenses                      15,832         15,095
                                                    --------       --------
Interest charges:
     Interest on long-term debt                        1,099          1,197
     Other interest                                      118            288
                                                    --------       --------
        Total                                          1,217          1,485

Income before taxes                                   12,179         10,210
     Income taxes                                      4,795          4,041
                                                    --------       --------
Net income before cumulative effect
  of change in accounting principle                 $  7,384       $  6,169
                                                    ========       ========


Gas gross margin increased approximately $2.4 million (9%) for the three months ended March 31, 2003, compared to the same period in 2002. Residential and commercial sales volumes increased 16% and 17%, respectively, for the three months ended March 31, 2003, primarily due to colder weather. Heating degree days were 20% higher for the three months ended March 31, 2003, compared to the same period in 2002.

The cost of gas increased $30.6 million (62%) for the three months ended March 31, 2003, compared to the same period in 2002, primarily due to higher natural gas prices and increased gas sales. These costs were passed through to customers via the Purchased Gas Adjustment (PGA).

Gas operation and maintenance expense increased $.5 million (6%) for the three months ended March 31, 2003, compared to the same period in 2002. The increase for the three months ended March 31, 2003, was primarily due to increased employee benefit costs, including pension and postretirement health care benefits ($1.6 million). At the Holding Company (included in the CILCORP Other segment), approximately $1.6 million of pre-tax income was recorded in the first quarter of 2003 as amortization of a purchase accounting fair value adjustment related to the gas portion of the pension and postretirement health care benefit liabilities.

Interest charges decreased $.3 million (18%) for the three months ended March 31, 2003, compared to the same period in 2002, primarily due to decreased short-term borrowings.

The increase in income tax expense for the three months ended March 31, 2003, was primarily due to higher pre-tax income.


CILCO Other

The following table summarizes CILCO Other's income and deductions.


Components of CILCO Other                              Three Months Ended
  Income (Loss)                                             March 31,
                                                        2003            2002
                                                           (In thousands)
                                                            (Unaudited)
Revenue                                              $ 33,079        $ 21,750
Expense                                                31,323          20,043
                                                     --------        --------
Gross margin                                            1,756           1,707
                                                     --------        --------
Operating expenses                                      1,776             905
                                                     --------        --------
Other income and (deductions):
  Miscellaneous income                                    122              10
  Miscellaneous expense                                  (444)           (717)
  Income taxes                                            605             687
                                                     --------        --------
Total other income and (deductions)                       283             (20)
                                                     --------        --------
Preferred stock dividends                                 540             540
                                                     --------        --------
Income (loss) before taxes                               (277)            242
  Income taxes                                             (8)            320
                                                     --------        --------
Net loss before cumulative effect of
  change in accounting principle                     $   (269)       $    (78)
                                                     ========        ========

Operating expenses increased $.9 million for the three months ended March 31, 2003, primarily due to severance costs associated with the acquisition by Ameren.

CILCORP Other

The following table summarizes CILCORP Other's revenue and expenses for the three months ended March 31, 2003 and 2002. CILCORP Other's results include income earned and expenses incurred at the Holding Company, CIM, CVI, ESE Land Corporation and CILCORP Infraservices Inc. The CILCORP Other segment also includes the affects of purchase accounting fair value adjustments and the elimination of all intercompany transactions. Amortization of these purchase accounting fair value adjustments relates primarily to pension and postretirement liabilities, coal contract liabilities, long-term debt, electric plant in service and emission allowance assets.


Components of CILCORP Other                            Three Months Ended
Net Loss                                                    March 31,
                                                       2003             2002
                                                         (In thousands)
                                                          (Unaudited)
Revenue:
Leveraged lease revenue                              $  1,141        $  1,326
Gas marketing revenue                                  42,112          16,314
Other revenue                                            (249)            361
                                                     --------        --------
   Total revenue                                       43,004          18,001
                                                     --------        --------
Operating Expenses:
Gas                                                    41,964          16,283
Fuel and purchased power                                 (558)             --
Other operations                                       (4,437)            305
Depreciation and amortization                           1,813             347
Taxes, other than income taxes                             24              20
                                                     --------        --------
     Total operating expenses                          38,806          16,955
                                                     --------        --------
Other income and (deductions):
  Miscellaneous income                                     17             290
                                                     --------        --------
  Total other income and (deductions)                      17             290
                                                     --------        --------
Interest charges:
  Interest expense                                      9,692          10,849
                                                     --------        --------
  Total interest charges                                9,692          10,849
                                                     --------        --------
Loss before income taxes                               (5,477)         (9,513)
  Income taxes                                         (2,399)         (4,184)
                                                     --------        --------
Net loss before cumulative effect of
  change in accounting principle                     $ (3,078)       $ (5,329)
                                                     ========        ========


Leveraged lease revenue decreased $.2 million (14%) for the three months ended March 31, 2003, compared to the same period in 2002, due primarily to a reduction in the residual value of one of the leveraged leases in 2002.

Gas marketing revenue and cost of gas increased $25.8 million and $25.7 million, respectively, in the first quarter of 2003, compared to the first quarter of 2002, due to increases in gas marketing sales at CVI subsidiary CILCORP Energy Services Inc. and higher natural gas prices.

Other revenue decreased $.6 million in the first quarter of 2003, compared to the first quarter of 2002, mainly due to the expiration of a services contract in 2002.

In 2003, the $.6 million credit to fuel and purchased power represents amortization of the value of coal contract liabilities and emission credits at the power plants that were fair valued through purchase accounting.

Other operations expenses for the first quarter of 2003 represent $4.4 million of income at the Holding Company due primarily to purchase accounting fair value adjustments to the pension and postretirement benefit liabilities ($4.2 million). CILCORP consolidated pension and postretirement benefit expenses are lower than CILCO's expenses due to the fair value adjustment to these liabilities.

Depreciation and amortization increased $1.5 million for the three months ended March 31, 2003, compared to the same period in 2002, due primarily to purchase accounting adjustments increasing the fair market value of the Duck Creek and Edwards power plants ($1.8 million). The increase in value is being depreciated over the estimated remaining lives of the power plants.

Interest expense decreased $1.2 million (11%) in the first quarter of 2003, compared to the first quarter of 2002, primarily as a result of a purchase accounting fair value adjustment to the CILCORP long-term debt. The fair value increase in long-term debt ($.8 million) is being amortized as a reduction in interest expense over the remaining life of the debt.

The income tax benefit decreased significantly for the first quarter of 2003, compared to the first quarter of 2002, due to a lower loss before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Operating

CILCORP's net cash flows provided by operating activities totaled $71.4 million in the first quarter of 2003, compared to $30.7 million for the first quarter of 2002. Cash provided from operations increased in the first quarter of 2003, primarily due to higher cash earnings resulting from favorable weather and the timing of payments on accounts payable and accrued taxes, partially offset by the timing of receipts on accounts receivable.

CILCO's net cash flows provided by operating activities totaled $75.0 million in the first quarter of 2003, compared to $16.4 million in the first quarter of 2002. Cash provided from operations increased in the first quarter of 2003, primarily due to higher cash earnings resulting from favorable weather and the timing of payments on accounts payable, partially offset by the timing of receipts on accounts receivable.

The tariff-based gross margin of CILCO (the rate-regulated utility operating company) continues to be the principal source of cash from operating activities. CILCO's diversified retail customer mix of primarily rate-regulated residential, commercial and industrial classes and a commodity mix of gas and electric service provide a reasonably predictable source of cash flows.


Investing

CILCORP's net cash used in investing activities was $33.7 million in the first quarter of 2003, compared to $34.5 million in the first quarter of 2002. CILCO's net cash used in investing activities was $33.8 million in the first quarter of 2003, compared to $34.2 million in the first quarter of 2002. In the first quarter of 2003, construction expenditures were $33.1 million (2002 - $32.6 million), consisting primarily of nitrogen oxide (NOx) reduction equipment expenditures at the Edwards and Duck Creek power plants, replacements and improvements to the existing electric transmission and distribution and natural gas distribution systems. Capital expenditures relating to the Company's rate-regulated and non rate-regulated operations are expected to approximate $100 million in 2003.

CILCORP and CILCO's capital expenditure program is subject to periodic review and revision, and actual capital expenditures may vary because of numerous factors. These factors include, but are not limited to, changes in business conditions, changes in environmental regulations, changes in load growth estimates, increasing costs of labor, equipment and materials, and cost of capital.


Financing

CILCORP's cash flows used in financing activities totaled $35.4 million in the first quarter of 2003, compared to $5.0 million in the first quarter of 2002. CILCO's cash flows used in financing activities totaled $35.4 million in the first quarter of 2003, compared to cash flows provided by financing activities of $7.0 million in the first quarter of 2002. In the first quarter of 2003, $25.4 million of long-term debt at CILCO matured and $10 million of short-term debt was repaid. No common dividends were paid by CILCO or CILCORP in the first quarter of 2003.

In April 2003, three series of CILCO's first mortgage bonds were redeemed with cash on hand prior to maturity. These included CILCO's $65 million principal amount of 8.20% series due January 15, 2022, at a redemption price of 103.29% and two 7.8% series totaling $10 million principal amount due February 9, 2023, at a redemption price of 103.90%.

Ameren and AmerenUE are authorized by the SEC under PUHCA to have up to an aggregate of $1.5 billion and $1 billion, respectively, of short-term unsecured debt instruments outstanding at any time. In addition, AmerenCIPS, CILCO and CILCORP have PUHCA authority to have up to an aggregate of $250 million each of short-term unsecured debt instruments outstanding at any time. Generating Company is authorized by the Federal Energy Regulatory Commission (FERC) to have up to $300 million of short-term debt outstanding at any time.


Short-Term Debt and Liquidity

At March 31, 2003, CILCO had committed credit facilities, expiring at various dates during 2003, totaling $60 million, all of which were unused. Subsequent to this date, one of these facilities totaling $25 million was renewed to 2004. These credit facilities support CILCO's commercial paper program under which no amounts were outstanding at March 31, 2003. At March 31, 2003, Ameren and its subsidiaries had committed credit facilities, expiring at various dates between 2003 and 2005, totaling $694 million, excluding separate credit facilities of CILCO of $60 million, EEI of $45 million and AmerenUE's nuclear fuel lease facilities of $120 million. All of these amounts were available for use by two of Ameren's rate-regulated subsidiaries, (AmerenUE and AmerenCIPS), and Ameren Services Company, and $600 million of this amount was available for use by Ameren and most of its non rate-regulated subsidiaries including, but not limited to, Resources Company, Generating Company, Marketing Company, AmerenEnergy Fuels and Services Company and AmerenEnergy. CILCO may also access $600 million of these facilities through direct borrowings from Ameren. These committed credit facilities are used to support commercial paper programs under which no amounts were outstanding at March 31, 2003. At March 31, 2003, $694 million was unused and available under these committed credit facilities.

Subject to the receipt of regulatory approval, which is being pursued, CILCO will participate in Ameren's utility money pool arrangement. Under this arrangement, CILCO will have access to up to $694 million of additional committed liquidity, subject to reduction based on use by other utility money pool participants, but increased to the extent other pool participants have surplus cash balances, which may be used to fund pool needs. CILCORP participates in Ameren's non-utility money pool arrangement, which provides it access to up to $600 million of committed liquidity, subject to reduction based on use by other pool participants, which may also be supplemented by available cash balances among pool participants.

In addition to committed credit facilities, a further source of liquidity for Ameren is available cash and cash equivalents. At March 31, 2003, Ameren had $294 million of cash. In the first quarter of 2003, Ameren paid a total of approximately $488 million of cash on hand, including related acquisition costs, net of cash acquired to acquire CILCORP and Medina Valley.

CILCORP and CILCO rely on access to short-term and long-term capital markets as a significant source of funding for capital requirements not satisfied by operating cash flows. The inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively impact CILCORP and CILCO's ability to maintain and grow the businesses. Based on current credit ratings, CILCORP and CILCO believe that they will continue to have access to the capital markets. However, events beyond the Company's control may create uncertainty in the capital markets such that the cost of capital would increase or the ability to access the capital markets would be adversely affected.


Indenture and Credit Agreement Provisions and Covenants

CILCORP's and CILCO's financial agreements include customary default or cross default provisions that could impact the continued availability of credit or result in the acceleration of repayment. Many of Ameren's and its subsidiaries' committed credit facilities require the borrower to represent, in connection with any borrowing under the facility, that no material adverse change has occurred since certain dates. Ameren's and its subsidiaries' financing arrangements do not contain credit rating triggers with the exception of certain triggers within CILCO's agreements covering $105 million of bank term loans.

Ameren and its subsidiaries' committed credit facilities include provisions related to the funded status of Ameren's pension plan. These provisions either require Ameren to meet minimum ERISA funding requirements or limit the unfunded liability status of the plan. Under the most restrictive of these provisions impacting Ameren facilities totaling $400 million, an event of default will result if the unfunded liability status (as defined in the underlying credit agreements) of Ameren's pension plan exceeds $300 million in the aggregate. Based on the most recent valuation report available to Ameren at December 31, 2002, which was based on January 2002 asset and liability valuations, the unfunded liability status (as defined) was $31 million. While an updated valuation report will not be available until the second half of 2003, Ameren believes that the unfunded liability status of its pension plans (as defined) could exceed $300 million based on the investment performance of the pension plan assets and interest rate changes since January 1, 2002. As a result, Ameren may need to renegotiate the facility provisions, terminate or replace the affected facilities, or fund any unfunded liability shortfall. Should Ameren elect to terminate these facilities, Ameren believes it would otherwise have sufficient liquidity to manage short-term funding requirements.

At March 31, 2003, Ameren and its subsidiaries, including CILCORP Inc. and CILCO, were in compliance with their indenture and credit agreement provisions and covenants.


Off-Balance Sheet Arrangements

At March 31, 2003, neither CILCORP Inc., nor any of its subsidiaries, had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business. At this time, neither CILCORP Inc., nor any of its subsidiaries, expects to engage in any significant off-balance sheet financing arrangements.

OUTLOOK

The Company believes there will be challenges to earnings in 2003 and beyond due to industry-wide trends and company-specific issues. The following are expected to put pressure on earnings in 2003 and beyond:

o    Weak economic conditions, which impact native load demand,
o Power prices in the Midwest will impact the cost of power the Company purchases in the interchange markets. Although long-term power prices continue to be generally soft, short-term power prices have strengthened significantly from the prior year in the first quarter of 2003 due primarily to higher prices for natural gas,
o Cost of fuel, which impacts electric gross margin. The Company has eliminated its fuel adjustment clause so increases in fuel costs may not be passed on to consumers,
o The adverse effects of rising employee benefit costs and higher insurance costs, and
o    An assumed return to more normal weather patterns.

CILCO is pursuing a gas rate increase of approximately $14 million in Illinois, which it expects to be ruled upon by the Illinois Commerce Commission (ICC) by the end of 2003. Ameren is also considering additional actions, including modifications to active employee benefits, staffing reductions, accelerating synergy opportunities related to CILCORP's acquisition by Ameren and other initiatives.

In early May 2003, CILCO's service territory experienced several severe storms that damaged parts of the transmission and distribution system. As a result, CILCO expects to incur increased costs in the quarter ending June 30, 2003, for repairs required to the system. The Company is currently unable to estimate the impact on its future financial position, results of operations or cash flows.

In the ordinary course of business, the Company and Ameren evaluate strategies to enhance their financial position, results of operations and liquidity. These strategies may include potential acquisitions, divestitures, and opportunities to reduce costs or increase revenues, and other strategic initiatives in order to increase shareholder value. The Company is unable to predict which, if any, of these initiatives will be executed, as well as the impact these initiatives may have on our future financial position, results of operations or liquidity.


REGULATORY MATTERS

See Note 3. Rate and Regulatory Matters to our Consolidated Financial Statements under Item 1 of Part I of this report for information.

ACCOUNTING MATTERS

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with generally accepted accounting principles requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The Company's application of these policies involves judgments regarding many factors, which, in and of themselves, could materially impact the financial statements and disclosures. A future change in the assumptions or judgments applied in determining the following matters, among others, could have a material impact on future financial results. In the table below, the Company has outlined those accounting policies that it believes are most difficult, subjective or complex:


                  Accounting Policy                    Uncertainties Affecting Application
       Regulatory Mechanisms and Cost
                  Recovery                             o Regulatory environment, external
The Company defers costs as                              regulatory decisions and requirements
regulatory assets in accordance                        o Anticipated future regulatory decisions
with SFAS 71 and makes investments                       and their impact
that it is assumed will be                             o Impact of deregulation and competition
collected in future rates.                               on ratemaking process and ability to
                                                         recover costs


Basis for Judgment
The Company determines that costs are recoverable based on previous rulings by state regulatory authorities in jurisdictions where the Company operates or other factors that lead it to believe that cost recovery is probable. CILCO has no stranded costs as a result of deregulation of electric generation in Illinois.


         Environmental and Legal
               Obligations                             o Extent of contamination
The Company accrues for all known                      o Responsible party determination
environmental contamination where                      o Approved methods for cleanup
remediation can be reasonably                          o Present and future legislation and
estimated, but some of the                               governmental regulations and standards
Company's operations have existed                      o Results of ongoing research and
for over 85 years and previous                           development regarding environmental
contamination may be unknown.  The                       impacts
Company accrues for legal                              o Probability of settlement or outcomes of
obligations when it is believed                          litigation
the probability of the obligation                      o Estimation of legal obligation costs
occurring is more likely than not,
and a range of costs can be
determined.

Basis for Judgment
The  Company   determines  the  proper  amounts  to  accrue  for   environmental
contamination and legal obligations based on internal and third party estimates.
Environmental  obligations are based on clean-up costs in the context of current remediation standards and available  technology.  Legal obligations are based on the Company's prior experience and an analysis of similar obligations with other companies.



    Accounting Policy (Continued)                      Uncertainties Affecting Application (Continued)

         Unbilled Revenue
At the end of each period, the
Company estimates, based on                            o Projecting customer energy usage
expected usage, the amount of                          o Estimating impacts of weather and other
revenue to record for services                           usage-affecting factors for the unbilled
that have been provided to                               period
customers, but not billed. This
period can be up to one month.

Basis for Judgment
The Company determines the proper amount of unbilled revenue to accrue each period based on the volume of energy delivered as valued by a model of billing cycles and historical usage rates and growth by customer class for its service area, as adjusted for the modeled impact of seasonal and weather variations based on historical results.

       Benefit Plan Accounting
Based on actuarial calculations,
the Company accrues costs of                           o Future rate of return on pension and
providing future employee benefits                       other plan assets
in accordance with SFAS 87, 106                        o Interest rates used in valuing benefit
and 112. See Note 3 -                                    obligations
Postemployment and Postretirement                      o Health care cost trend rates
Benefits to the Consolidated                           o Timing of employee retirements
Financial Statements in the                            o Future plan designs
CILCORP/CILCO 2002 Annual
Report on Form 10-K.

Basis for Judgment
The Company utilizes a third party consultant to assist it in evaluating and recording the proper amount for future employee benefits. The ultimate selection of the discount rate, health care trend rate and expected rate of return on pension assets is based on the review of available current, historical and projected rates, as applicable.

                 Derivative Financial
                      Instruments
The Company records all                                o Market conditions in the energy
derivatives at their fair market                         industry, especially the effects of
value in accordance with SFAS 133.                       price volatility on contractual
The identification and                                   commodity commitments
classification of a derivative and                     o Regulatory and political environments
the fair value of such derivative                        and requirements
must be determined.  The Company                       o Fair value estimations on longer term
designates certain derivatives as                        contracts
hedges of future cash flows. See                       o Complexity of financial instruments and
Note 4 - Accounting for Price Risk                       accounting rules
Management Activities to the                           o Effectiveness of derivatives that have
Consolidated Financial Statements                        been designated as hedges
under Item 1 of Part I of this
report.





       Accounting Policy (Continued)                   Uncertainties Affecting Application (Continued)

Basis for Judgment
The Company determines whether a transaction is a derivative versus a normal purchase or sale based on historical practice and the Company's intention at the time it enters a transaction. The Company utilizes actively quoted prices, prices provided by external sources, and prices based on internal models, and other valuation methods to determine the fair market value of derivative financial instruments.

                      Goodwill
The Company follows the                                o Method for determining fair value
nonamortization approach for                           o Market prices for equity securities or
purchased goodwill and certain                           assets and liabilities
intangibles in accordance with                         o Projections of future cash flows
SFAS 142, "Goodwill and Other                          o Interest rates used in valuing goodwill
Intangible Assets."  The Company
annually assesses whether its
goodwill is impaired and performs
an assessment more frequently if
events occur indicating possible
impairment.  As of March 31, 2003,
CILCORP had goodwill of
approximately $595 million.

Basis for Judgment
The Company determines whether goodwill is impaired based on internal and third party estimates of the value of its assets and liabilities.

                Leveraged Leases                       o Market conditions of the industry of the
The Company accounts for its                             leased asset that might affect the
investments in leveraged leases in                       residual value at the end of the lease
accordance with SFAS 13,                                 terms.  This would include:  the real
"Accounting for Leases."  As                             estate markets where each of the assets
required by SFAS 13, the Company                         are located; the rail industry; the
reviews its estimated residual                           aerospace industry and energy market
value as well as all other                               where the asset is located.
important assumptions affecting
estimated total net income from
the leases.  SFAS 13 requires the
rate of return and total income of
a lease to be recalculated if
there is a permanent decline in
the estimated residual value below
the value currently used to
calculate income.

Basis for Judgment
The Company determines whether the residual value has been "permanently impaired" based on an internal review as well as periodic third party review of the residual value.

In addition to the above Critical Accounting Policies, CILCO has a policy to expense as incurred all costs associated with major maintenance projects.

Impact of Future Accounting Pronouncements

See Note 1. Summary of Significant Accounting Policies to the Consolidated Financial Statements under Item 1 of Part I of this report.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in value of a physical asset or a financial instrument, derivative or non-derivative, caused by fluctuations in market variables (e.g., interest rates, etc.). The following discussion of CILCORP's risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. CILCORP handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, CILCORP also faces risks that are either non-financial or non-quantifiable. Such risks principally include business, legal and operational risks and are not represented in the following discussion.

CILCORP's risk management objective is to optimize its physical generating assets within prudent risk parameters and to maintain a highly hedged portfolio of gas and electric purchases and sales outside of its service territory.


Fair Value of Contracts

The Company is exposed to non-trading risks through its daily business activities. These non-trading activities may include the market or commodity price risk related to CILCO's retail tariff activity and the Company's non rate-regulated commodity marketing activities.

The majority of the Company's electricity sales during 2003 were to CILCO retail customers in Illinois under tariffs regulated by the ICC. Gas costs, prudently incurred in connection with sales to customers under tariffs regulated by the ICC, are recovered through the Company's Purchased Gas Adjustment (PGA). The Company is exposed to electricity price risk since the Company mainly sells electricity to customers at fixed prices. To limit this risk, sufficient purchased power has been placed under contract to limit the Company's exposure to market risk at any given time. When this supply is added to CILCO generation capacity, a reserve margin in excess of 16% results, based on a peak load of 1,270 MW during the 2002 summer cooling season. Since CILCO supplies over 90% of its native load with its generation capacity, generation can be adjusted on a real-time basis to match actual load at any given time. CILCO is subject to the risk that generation becomes unavailable due to forced outages. The Company's historical unplanned outage rate is 5.4%. In the event that CILCO generation and purchased supply is insufficient to meet load requirements, CILCO may have to purchase power from the market at prevailing market rates.

The market risk inherent in the Company's non rate-regulated activities is the potential loss arising from adverse changes in natural gas and electric commodity prices relative to the physical and financial positions that the Company maintains. The prices of natural gas and electricity are subject to fluctuations resulting from changes in supply and demand. The Company is engaged in non rate-regulated electric retail and natural gas sales throughout Illinois, including wholesale power purchases and sales to utilize its electric generating capability. At March 31, 2003, these non rate-regulated activities had net open market price risk positions of approximately 250,000 MWh of electricity and 14,000 Mcf of natural gas. A market price sensitivity of 10% applied to positions open in the next twelve months is not material to the Company. See Note 4 for a discussion of the Company's use of financial derivatives for hedging purposes. Due to the high correlation between the changes in the value of the financial instrument positions held by the Company and the change in price of the underlying commodity, the net effect on the Company's net income resulting from the change in value of these financial instruments is not expected to be material.

The following table summarizes the favorable (unfavorable) changes in the fair value of all the Company's derivatives marked to market during the first quarter of 2003:

                                                               (In thousands)
Fair value of contracts at beginning of period, net                $  1,951
  Contracts which were realized or otherwise settled
    during the period                                                (6,767)
  Changes in fair values attributable to changes in
    valuation techniques and assumptions                                 --
  Fair value of new contracts entered during
    the period                                                           --
  Other changes in fair value                                         5,437
                                                                   --------
Fair value of contracts outstanding at end of period, net          $    621
                                                                   ========

Maturities of all derivative contracts as of March 31, 2003, were less than one year and were all with investment-grade counterparties. Fair values are all determined based on actively quoted prices.


Interest Rate Risk

The Company is exposed to interest rate risk as a result of changes in interest rates on borrowings under secured bank loans which have interest rates that are indexed to short-term market interest rates, and refinancing risk in the commercial paper markets. CILCORP manages its interest rate exposure by controlling the amount of these instruments held within its total capitalization portfolio and by monitoring the effects of market changes in interest rates.

Utilizing the Company's debt outstanding at March 31, 2003, if interest rates increased by 1%, the Company's annual interest expense would increase by approximately $1 million and net income would decrease by approximately $.6 million. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.


Credit Risk

As of March 31, 2003, the Company had approximately $132 million invested in seven leveraged leases. The Company analyzes each counterparty's financial condition prior to entering into sales, forwards, swaps, futures or option contracts and monitors counterparty exposure associated with our leveraged leases. The Company also establishes credit limits for these counterparties and monitors the appropriateness of these limits on an ongoing basis through a credit risk management program which involves daily exposure reporting to senior management, master trading and netting agreements, and credit support management such as letters of credit and parental guarantees.


Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report, CILCORP and CILCO carried out an evaluation, under the supervision and with participation of their management, including their chief executive officer and chief financial officer, of the effectiveness of the design and operation of CILCORP's and CILCO's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the chief executive officer and chief financial officer concluded that CILCORP's and CILCO's disclosure controls and procedures are effective in timely alerting them to material information relating to CILCORP and CILCO, which is required to be included in their periodic SEC filings.

(b) Change in Internal Controls

There have been no significant changes in CILCORP's and CILCO's internal controls or in other factors which could significantly affect internal controls subsequent to the date the evaluation was carried out.


FORWARD-LOOKING STATEMENTS

Statements made in this report which are not based on historical facts are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, CILCORP is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

     o changes in laws and other governmental actions, including monetary and fiscal policies;
     o the impact on CILCORP of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
     o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of CILCORP's business at both the state and federal levels;
     o the effects of participation in a FERC-approved Regional Transmission Organization, including activities associated with the Midwest Independent Transmission System Operator, Inc.;
     o availability and future market prices for fuel and purchased power, electricity and natural gas, including the use of financial and derivative instruments and volatility of changes in market prices;
     o    average rates for electricity in the Midwest;
     o    business and economic conditions;
     o the impact of the adoption of new accounting standards on the application of appropriate technical accounting rules and guidance;

     o    interest rates and the availability of capital;
     o    actions of rating agencies and the effects of such actions;
     o    weather conditions;
     o the effects of strategic initiatives, including acquisitions and divestitures;
     o the impact of current environmental regulations on utilities and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
     o future wages and employee benefit costs, including changes in returns on benefit plan assets;
     o disruptions of the capital markets or other events making CILCORP's access to necessary capital more difficult or costly;
     o competition from other generating facilities, including new facilities that may be developed in the future;
     o    difficulties in integrating CILCO with Ameren's other businesses;
     o changes in the coal markets, environmental laws or regulations or other factors adversely impacting synergy assumptions in connection with Ameren's acquisition of CILCORP;
     o cost and availability of transmission capacity for the energy generated by CILCO's generating facilities or required to satisfy its energy sales; and
     o    legal and administrative proceedings.

Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, neither CILCORP nor CILCO undertakes an obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Note 2. Contingencies and Note 3. Rate and Regulatory Matters to the Consolidated Financial Statements of CILCORP Inc. and Central Illinois Light Company under Item 1 of Part I of this report contain information on legal and administrative proceedings which are incorporated by reference under this item.

Item 6.    Exhibits and Reports on Form 8-K.

(a)(i)     Exhibits filed herewith.

          99.1 Certificate of Chief Executive Officer of CILCORP Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certificate of Chief Executive Officer of Central Illinois Light Company required by Section 906 of the Sarbanes-Oxley Act of 2002.

          99.3 Certificate of Chief Financial Officer of CILCORP Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002.

          99.4 Certificate of Chief Financial Officer of Central Illinois Light Company required by Section 906 of the Sarbanes-Oxley Act of 2002.

(a)(ii)    Exhibits incorporated by reference.

          10.1 *2003  Ameren  Executive   Incentive  Plan  (Ameren   Corporation
               quarterly report on Form 10-Q for the quarter ended March 31, 2003, Exhibit 10.1).

               *Management compensatory plan or arrangement

(b) Reports on Form 8-K. CILCORP Inc. and Central Illinois Light Company filed the following reports during the three months ended March 31, 2003:

                                           Items             Financial
          Date of Report                   Reported        Statements Filed
          --------------                   ---------       ----------------
          January 31, 2003                  1, 5, 7             None

          March 14, 2003, as amended
             April 22, 2003                   4, 7              None


Note: Reports of Ameren Corporation on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-14756.

          Reports of Union Electric Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2967.

          Reports of Ameren Energy Generating Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 333-56594.

          Reports of Central Illinois Public Service Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-3672.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CILCORP INC.
                                             (Registrant)


May 15, 2003                                 By /s/ Martin J. Lyons
                                               -----------------------------
                                                    Martin J. Lyons
                                              Vice President and Controller
                                              (Principal Accounting Officer)


                                 CERTIFICATIONS

     I, Gary L. Rainwater, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CILCORP Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003
                                               /s/ Gary L. Rainwater
                                               -----------------------------
                                                   Gary L. Rainwater
                                                       President
                                               (Principal Executive Officer)

        I, Warner L. Baxter, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CILCORP Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003
                                              /s/ Warner L. Baxter
                                              ------------------------------
                                                  Warner L. Baxter
                                              Senior Vice President, Finance
                                               (Principal Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CENTRAL ILLINOIS LIGHT COMPANY
                                                     (Registrant)


May 15, 2003                                  By /s/ Martin J. Lyons
                                                -----------------------------
                                                     Martin J. Lyons
                                                Vice President and Controller
                                                (Principal Accounting Officer)


                                 CERTIFICATIONS

     I, Gary L. Rainwater, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Central Illinois Light Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003
                                                /s/ Gary L. Rainwater
                                                -----------------------------
                                                    Gary L. Rainwater
                                                       President
                                                (Principal Executive Officer)

     I, Warner L. Baxter, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Central Illinois Light Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003
                                                /s/ Warner L. Baxter
                                                ----------------------------
                                                    Warner L. Baxter
                                               Senior Vice President, Finance
                                                (Principal Financial Officer)