Form 10-Q
period 2003-06-30
CENTRAL ILLINOIS LIGHT CO; CILCORP INC
filed 2003-08-14
CIK 18651, 762129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 2003

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


CILCORP Inc.      Common stock, no par value,
                  shares outstanding and privately
                  held by Ameren Corporation
                  at August 14, 2003                                       1,000

CENTRAL ILLINOIS LIGHT COMPANY
                  Common stock, no par value,
                  shares outstanding and privately
                  held by CILCORP Inc. at August 14, 2003             13,563,871

                         OMISSION OF CERTAIN INFORMATION

CILCORP Inc. meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary of Ameren Corporation and is therefore filing this Form 10-Q with the reduced disclosure format allowed under that General Instruction.



                 CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003
                                TABLE OF CONTENTS


                                                                      Page No.
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           CILCORP INC.

             Consolidated Balance Sheets                                3-4

             Consolidated Statements of Operations and
             Comprehensive Income                                       5-6

             Consolidated Statements of Cash Flows                      7-8

           CENTRAL ILLINOIS LIGHT COMPANY

             Consolidated Balance Sheets                                9-10

             Consolidated Statements of Income and
             Comprehensive Income                                        11

             Consolidated Statements of Cash Flows                     12-13

           Notes to Consolidated Financial Statements
           CILCORP Inc. and Central Illinois Light Company             14-29

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations
             CILCORP Inc. and Central Illinois Light Company           30-45

Item 3.    Quantitative and Qualitative Disclosures about
             Market Risk                                               45-47

Item 4.    Controls and Procedures                                       48

Forward-Looking Statements                                             48-49

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                             50

Item 4.    Submission of Matters To a Vote of Security Holders           51

Item 5.    Other Information                                             51

Item 6.    Exhibits and Reports on Form 8-K                            51-52

Signatures                                                               53

This Form 10-Q  contains  "forward-looking  statements"  within  the  meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Part I, under the heading "Forward-Looking
Statements". Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts,"
"projects," and similar expressions.



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          CILCORP INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)
                                                             Successor          Predecessor
                                                              June 30,          December 31,
                                                                2003               2002
ASSETS

 Current Assets:
 Cash and cash equivalents                                $   30,566      |      $   31,821
 Receivables, less allowance for                                          |
   uncollectible accounts of $2,808 and $1,989                53,514      |          52,982
 Receivables, miscellaneous                                    5,175      |           7,932
 Accrued unbilled revenue                                     26,781      |          37,256
 Fuel, at average cost                                        71,315      |          16,459
 Materials and supplies, at average cost                      19,830      |          17,691
 Gas in underground storage, at average cost                  21,078      |          27,209
 Prepayments and other                                        14,430      |          23,748
                                                          ----------      |      ----------
   Total Current Assets                                      242,689      |         215,098
                                                          ----------      |      ----------
 Investments and Other Property:                                          |
 Investment in leveraged leases                              131,186      |         132,874
 Other investments                                            13,471      |          17,850
                                                          ----------      |      ----------
   Total Investments and Other Property                      144,657      |         150,724
                                                          ----------      |      ----------
 Property, Plant and Equipment:                                           |
 Utility plant, at original cost                                          |
   Electric                                                  991,502      |         739,779
   Gas                                                       186,319      |         245,944
                                                          ----------      |      ----------
                                                           1,177,821      |         985,723
 Less - accumulated provision for depreciation                30,174      |         175,972
                                                          ----------      |      ----------
                                                           1,147,647      |         809,751
 Construction work in progress                                38,795      |         104,571
 Other, net of depreciation                                       --      |              22
                                                          ----------      |      ----------
   Total Property, Plant and Equipment, net                1,186,442      |         914,344
                                                          ----------      |      ----------
 Other Assets:                                                            |
 Goodwill, and other intangibles                                          |
   net of accumulated amortization                                        |
   of $208 and $33,753                                       618,289      |         580,748
 Regulatory assets                                            14,574      |           7,732
 Other assets                                                  5,674      |          32,398
                                                          ----------      |      ----------
   Total Other Assets                                        638,537      |         620,878
                                                          ----------      |      ----------
   Total Assets                                           $2,212,325      |      $1,901,044
                                                          ==========      |      ==========

See Notes to Consolidated Financial Statements.



                          CILCORP INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)
                                                          Successor              Predecessor
                                                           June 30,              December 31,
                                                             2003                   2002
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term debt                      $  101,400      |      $   26,750
Short-term debt                                                   --      |          10,000
Intercompany notes payable                                   110,600      |              --
Accounts payable                                              83,363      |          76,332
Accrued taxes                                                  3,774      |           8,105
Accrued interest                                              13,721      |          18,712
Other                                                         21,977      |          21,427
                                                          ----------      |      ----------
  Total Current Liabilities                                  334,835      |         161,326
                                                          ----------      |      ----------
Long-term debt                                               716,253      |         791,028
                                                          ----------      |      ----------
Deferred Credits and Other Liabilities:                                   |
Deferred income taxes                                        300,511      |         189,977
Regulatory liability of regulated subsidiary                  17,999      |          19,230
Deferred investment tax credit                                12,164      |          12,958
Pension liabilities                                          131,570      |         106,797
Postretirement health care liabilities                       124,533      |          61,513
Other                                                         42,481      |          22,536
                                                          ----------      |      ----------
  Total Deferred Credits and Other Liabilities               629,258      |         413,011
                                                          ----------      |      ----------
Preferred stock of subsidiary not subject to                              |
  mandatory redemption                                        19,120      |          19,120
Preferred stock of subsidiary subject to                                  |
  mandatory redemption                                        22,000      |          22,000
                                                          ----------      |      ----------
Total Preferred Stock of Subsidiary                           41,120      |          41,120
                                                          ----------      |      ----------
Stockholder's Equity:                                                     |
Common stock, no par value; authorized 10,000                             |
  outstanding 1,000                                               --      |              --
Additional paid-in capital                                   489,500      |         519,433
Retained earnings                                              2,721      |          34,688
Accumulated other comprehensive income (loss)                 (1,362)     |         (59,562)
                                                          ----------      |      ----------
  Total Stockholder's Equity                                 490,859      |         494,559
                                                          ----------      |      ----------
  Total Liabilities and Stockholder's Equity              $2,212,325      |      $1,901,044
                                                          ==========      |      ==========

See Notes to Consolidated Financial Statements.



                          CILCORP INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                            and Comprehensive Income
                                 (In thousands)
                                   (Unaudited)

                                                      Successor                       Predecessor
                                               ---------------------         -------------------------------------
                                               Three          Five                          Three          Six
                                               Months         Months                        Months         Months
                                               Ended          Ended                         Ended          Ended
                                              June 30,       June 30,        January       June 30,       June 30,
                                                2003           2003            2003         2002           2002
Operating Revenues:
CILCO Electric                                $ 89,405       $148,671  |     $ 35,305      $ 94,656       $178,769
CILCO Gas                                       42,297        111,440  |       44,270        38,181        118,199
CILCO Other                                     34,667         55,771  |       11,975        28,437         50,187
CILCORP Other                                   21,077         51,708  |       12,373        11,720         29,721
                                              --------       --------  |     --------      --------       --------
   Total operating revenues                    187,446        367,590  |      103,923       172,994        376,876
                                              --------       --------  |     --------      --------       --------
Operating expenses:                                                    |
Fuel and purchased power                        65,216        109,070  |       24,702        57,774        111,234
Gas                                             46,658        126,424  |       42,410        32,259         98,150
Other operations and                                                   |
   maintenance                                  35,374         54,792  |       12,965        36,203         69,002
Depreciation and                                                       |
   amortization                                 20,771         34,769  |        5,941        18,036         36,047
Taxes, other than income                                               |
   taxes                                         9,017         17,332  |        4,299         9,241         21,001
                                              --------       --------  |     --------      --------       --------
   Total operating expenses                    177,036        342,387  |       90,317       153,513        335,434
                                              --------       --------  |     --------      --------       --------
Operating income                                10,410         25,203  |       13,606        19,481         41,442
                                              --------       --------  |     --------      --------       --------
Other income and                                                       |
  (deductions):                                                        |
Allowance for equity funds                                             |
  used during construction                          18             30  |            5            --             --
Miscellaneous income                               101            194  |           46            52            352
Miscellaneous expense                             (618)          (908) |         (154)         (658)        (1,375)
Income taxes                                       647          1,046  |          206           662          1,349
                                              --------       --------  |     --------      --------       --------
   Total other income and                                              |
     (deductions)                                  148            362  |          103            56            326
                                              --------       --------  |     --------      --------       --------
Interest charges and                                                   |
  preferred dividends:                                                 |
Interest expense                                12,535         22,339  |        5,203        16,588         32,854
Allowance for borrowed funds                                           |
  used during construction                        (776)        (1,234) |         (187)         (409)          (647)
Preferred stock dividends                                              |
  of subsidiary                                    539            899  |          180           539          1,079
                                              --------       --------  |     --------      --------       --------
   Total                                        12,298         22,004  |        5,196        16,718         33,286
                                              --------       --------  |     --------      --------       --------



Income (loss) from
   continuing operations
   before income taxes                          (1,740)         3,561  |        8,513         2,819          8,482
Income taxes                                    (1,384)           840  |        3,128           699          2,347
                                              --------       --------  |     --------      --------       --------
Net income (loss) from                                                 |
  continuing operations                                                |
  before cumulative                                                    |
  effect of change in                                                  |
  accounting principle                            (356)         2,721  |        5,385         2,120          6,135
Loss from operations of                                                |
   discontinued businesses,                                            |
   net of tax of $(3) and                                              |
   $(8)                                             --             --  |           --            (3)           (12)
Cumulative effect of change                                            |
   in accounting principle,                                            |
   net of income taxes                              --             --  |        3,818            --             --
                                              --------       --------  |     --------      --------       --------
Net income (loss)                             $   (356)      $  2,721  |     $  9,203      $  2,117       $  6,123
                                                                       |
Other comprehensive income                                             |
   (loss)                                          (50)        (1,362) |          350          (440)         5,024
                                              --------       --------  |     --------      --------       --------
Comprehensive income (loss)                   $   (406)      $  1,359  |     $  9,553      $  1,677       $ 11,147
                                              ========       ========  |     ========      ========       ========

See Notes to Consolidated Financial Statements.



                          CILCORP INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                           Successor                    Predecessor
                                                         -------------         ------------------------------
                                                          Five Months                            Six Months
                                                             Ended             January            Ended
                                                         June 30, 2003           2003           June 30, 2002
Cash flows from operating:
Net income                                                 $   2,721    |      $  9,203          $  6,135
Adjustments to reconcile net income to net                              |
  cash provided by operating activities:                                |
  Cumulative effect of change in                                        |
    accounting principle                                          --    |        (3,818)               --
  Depreciation and amortization                               34,769    |         5,941            36,047
  Allowance for funds used during                                       |
    construction                                              (1,265)   |          (192)             (647)
  Non-cash leveraged lease and                                          |
    affordable housing income                                 (2,143)   |          (297)           (2,060)
  Cash receipts in excess of debt service                               |
    on leases                                                  2,518    |         1,410             3,402
  Deferred income taxes, net                                  (3,781)   |        (6,824)            6,820
  Deferred investment tax credits, net                          (662)   |          (132)             (798)
Changes in assets and liabilities:                                      |
  Accounts receivable and                                               |
    unbilled revenue                                          37,355    |       (24,901)            8,722
  Inventories                                                 (5,805)   |        10,740            12,960
  Accounts payable                                           (36,970)   |        15,168           (10,749)
  Accrued taxes                                               (3,511)   |        11,073            (1,494)
  Assets, other                                               (8,653)   |        11,709            (2,171)
  Liabilities, other                                           4,116    |         2,722            (5,124)
                                                           ---------    |      --------          --------
  Net cash provided by operating                                        |
    activities from continuing                                          |
    operations                                                18,689    |        31,802            51,043
                                                           ---------    |      --------          --------
  Net cash used in                                                      |
    operating activities of                                             |
    discontinued operations                                       --    |            --                (7)
                                                           ---------    |      --------          --------
  Net cash provided by operating                                        |
    activities                                                18,689    |        31,802            51,036
                                                           ---------    |      --------          --------
Cash flows from investing:                                              |
Construction expenditures                                    (38,354)   |       (15,906)          (63,051)
Allowance for funds used during                                         |
  construction                                                 1,265    |           192               647
Other                                                          4,458    |          (305)             (786)
                                                           ---------    |      --------          --------
Net cash used in investing activities                        (32,631)   |       (16,019)          (63,190)
                                                           ---------    |      --------          --------
                                                                        |


Cash flows from financing:                                              |
  Redemptions:                                                          |
    Short-term debt                                               --    |       (10,000)          (27,000)
    Long-term debt                                          (103,696)   |            --           100,000
                                                                        |
  Issuances:                                                            |
    Intercompany notes payable                               110,600    |            --                --
                                                           ---------    |      --------          --------
Net cash provided by (used in)                                          |
  financing activities                                         6,904    |       (10,000)           73,000
                                                                        |
Net change in cash and                                                  |
  cash equivalents                                            (7,038)   |         5,783            60,846
Cash and cash equivalents                                               |
  at beginning of period                                      37,604    |        31,821            18,182
                                                           ---------    |      --------          --------
Cash and cash equivalents at                                            |
  end of period                                            $  30,566    |      $ 37,604          $ 79,028
                                                           =========    |      ========          ========
                                                                        |
Cash paid during the period for:                                        |
                                                                        |
   Interest                                                $   8,539    |      $  5,413          $ 36,490
                                                                        |
   Income taxes                                            $   9,428    |      $     --          $     88

See Notes to Consolidated Financial Statements.



                         CENTRAL ILLINOIS LIGHT COMPANY
                           Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                    June 30,   December 31,
ASSETS                                                2003        2002
Utility Plant, At Original Cost:
  Electric                                        $1,470,196   $1,349,153
  Gas                                                469,678      469,831
                                                  ----------   ----------
                                                   1,939,874    1,818,984
  Less - accumulated provision for depreciation    1,025,292    1,033,095
                                                  ----------   ----------
                                                     914,582      785,889
Construction work in progress                         38,794      104,571
                                                  ----------   ----------
    Total Utility Plant                              953,376      890,460
                                                  ----------   ----------
Other Property and Investments:
Cash surrender value of corporate-owned life
  insurance (net of related policy loans of
  $73,987 and $69,634)                                 3,901        4,268
Other                                                    892          892
                                                  ----------   ----------
    Total Other Property and Investments               4,793        5,160
                                                  ----------   ----------
Current Assets:
Cash and temporary cash investments                    7,728       22,256
Receivables, less allowance for
  uncollectible accounts of $2,802 and $1,989         47,557       47,179
Receivables, miscellaneous                             5,131        7,136
Accrued unbilled revenue                              23,669       32,162
Fuel, at average cost                                 17,743       16,459
Materials and supplies, at average cost               17,338       16,411
Gas in underground storage, at average cost           21,078       27,209
Prepaid taxes                                          3,628          886
Other                                                  8,001       23,679
                                                  ----------   ----------
    Total Current Assets                             151,873      193,377
                                                  ----------   ----------
Deferred Debits:
Regulatory assets                                     14,574        7,732
Unamortized debt expense                               1,049        1,581
Prepaid pension cost                                   7,250        7,250
Other                                                  3,209        3,441
                                                  ----------   ----------
    Total Deferred Debits                             26,082       20,004
                                                  ----------   ----------
Total Assets                                      $1,136,124   $1,109,001
                                                  ==========   ==========

See Notes to Consolidated Financial Statements





                         CENTRAL ILLINOIS LIGHT COMPANY
                           Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                     June 30,    December 31,
CAPITALIZATION AND LIABILITIES                         2003          2002
Capitalization:
Common Stockholder's Equity:
  Common stock, no par value; authorized
    20,000,000 shares; outstanding
    13,563,871 shares                             $   185,661    $   185,661
  Additional paid-in capital                           52,000         52,000
  Retained earnings                                   131,069        113,775
  Accumulated other comprehensive income (loss)       (29,734)       (28,722)
                                                  -----------    -----------
    Total Common Stockholder's Equity                 338,996        322,714

Preferred stock not subject to mandatory
  redemption                                           19,120         19,120
Preferred stock subject to mandatory
  redemption                                           22,000         22,000
Long-term debt                                        141,231        316,028
                                                  -----------    -----------
    Total Capitalization                              521,347        679,862
                                                  -----------    -----------
Current Liabilities:
Current maturities of long-term debt                  101,400         26,750
Short-term debt                                          --           10,000
Intercompany notes payable                             98,900           --
Accounts payable                                       71,769         67,950
Accrued taxes                                           4,504         17,607
Accrued interest                                        4,760          9,437
Other                                                  21,977         21,427
                                                  -----------    -----------
    Total Current Liabilities                         303,310        153,171
                                                  -----------    -----------
Deferred Liabilities and Credits:
Accumulated deferred income taxes                     106,663         95,389
Regulatory liability                                   17,999         19,230
Investment tax credits                                 12,164         12,958
Pension liabilities                                    93,420         85,056
Postretirement health care liability                   50,575         41,333
Other                                                  30,646         22,002
                                                  -----------    -----------
    Total Deferred Liabilities and Credits            311,467        275,968
                                                  -----------    -----------
Total Capitalization and Liabilities              $ 1,136,124    $ 1,109,001
                                                  ===========    ===========

See Notes to Consolidated Financial Statements.


                         CENTRAL ILLINOIS LIGHT COMPANY
                        Consolidated Statements of Income
                            and Comprehensive Income
                                 (In thousands)
                                   (Unaudited)

                                                                  Three Months Ended         Six Months Ended
                                                                      June 30,                   June 30,
                                                             2003            2002          2003           2002
Operating revenues:
Electric                                                   $ 89,405        $ 94,656      $183,976       $178,769
Gas                                                          42,297          38,181       155,710        118,199
                                                           --------        --------      --------       --------
      Total operating revenues                              131,702         132,837       339,686        296,968
                                                           --------        --------      --------       --------
Operating expenses:
Fuel                                                         19,742          24,295        45,398         46,325
Gas                                                          26,809          22,364       107,021         71,972
Purchased power                                              13,633          12,517        25,976         24,047
Other operations and maintenance                             37,851          35,417        72,687         66,863
Depreciation and amortization                                18,584          17,681        36,710         35,345
Income taxes                                                  1,202           2,143         8,961          7,655
Other taxes                                                   8,926           9,168        21,516         20,908
                                                           --------        --------      --------       --------
      Total operating expenses                              126,747         123,585       318,269        273,115
                                                           --------        --------      --------       --------
Operating income                                              4,955           9,252        21,417         23,853
                                                           --------        --------      --------       --------
Other income and deductions:
Cost of equity funds capitalized                                 18              --            35             --
Corporate-owned life insurance, net                            (384)           (325)         (755)          (667)
Other, net                                                    2,573           4,584         3,215          5,388
                                                           --------        --------      --------       --------
      Total other income and
        deductions                                            2,207           4,259         2,495          4,721
                                                           --------        --------      --------       --------
Interest expenses:
Interest on long-term debt                                    3,532           4,387         8,331          8,754
Cost of borrowed funds capitalized                             (776)           (409)       (1,421)          (647)
Other                                                           687             979         1,203          2,029
                                                           --------        --------      --------       --------
      Total interest expense                                  3,443           4,957         8,113         10,136
                                                           --------        --------      --------       --------
Net income before preferred dividends                         3,719           8,554        15,799         18,438
Dividends on preferred stock                                    539             539         1,079          1,079
                                                           --------        --------      --------       --------
Income available for common stock
  before cumulative effect of
  change in accounting principle                              3,180           8,015        14,720         17,359
Cumulative effect of change in
  accounting principle, net of
  income taxes                                                   --              --        24,080             --
                                                           --------        --------      --------       --------
Income available for common stock                          $  3,180        $  8,015      $ 38,800       $ 17,359

Other comprehensive income (loss)                               (50)           (440)       (1,012)         5,024
                                                           --------        --------      --------       --------
Comprehensive income                                       $  3,130        $  7,575      $ 37,788       $ 22,383
                                                           ========        ========      ========       ========

See Notes to Consolidated Financial Statements.

                                       11

                         CENTRAL ILLINOIS LIGHT COMPANY
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                         2003               2002


Cash flows from operating:
Net income                                                                          $  38,800             $ 17,359

Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle                                   (24,080)                  --
Depreciation and amortization                                                          36,710               35,345
Allowance for funds used during construction                                           (1,457)                (647)
Deferred income taxes, net                                                              9,872                7,611
Deferred investment tax credits, net                                                     (794)                (798)
Changes in assets and liabilities:
Receivables, net                                                                        1,627               (1,771)
Inventories                                                                             3,920               12,590
Unbilled revenue                                                                        8,493               10,667
Accounts payable                                                                        3,819              (23,293)
Accrued taxes and interest                                                            (33,614)               5,666
Assets, other                                                                           7,845               (2,845)
Liabilities, other                                                                     20,611               (2,505)
                                                                                    ---------             --------
Net cash provided by operating activities                                              71,752               57,379
                                                                                    ---------             --------
Cash flows from investing:
Construction expenditures                                                             (54,259)             (63,051)
Allowance for funds used during construction                                            1,457                  647
Other                                                                                    (522)              (1,451)
                                                                                    ---------             --------
Net cash used in investing activities                                                 (53,324)             (63,855)
                                                                                    ---------             --------
Cash flows from financing:
Dividends on common stock                                                             (21,506)             (28,000)
Redemptions:
  Short-term debt                                                                     (10,000)              (7,000)
  Long-term debt                                                                     (100,350)                  --
Issuances:
  Intercompany notes payable                                                           98,900                   --
  Long-term debt                                                                           --              100,000
                                                                                    ---------             --------
Net cash (used in) provided by financing activities                                   (32,956)              65,000
                                                                                    ---------             --------
                                       12



Net change in cash and
  cash equivalents
                                                                                      (14,528)              58,524
Cash and cash equivalents at
  beginning of period                                                                  22,256               12,454
                                                                                    ---------             --------
Cash and cash equivalents at
  end of period                                                                     $   7,728             $ 70,978
                                                                                    =========             ========

Cash paid during the periods:

   Interest                                                                         $  13,957             $ 14,909

   Income taxes, net                                                                $  10,696             $  1,167

See Notes to Consolidated Financial Statements.

                 CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. Summary of Significant Accounting Policies

General

The consolidated financial statements include the accounts of CILCORP Inc. (the Holding Company); Central Illinois Light Company (CILCO or AmerenCILCO); QST Enterprises Inc. (QST) and its subsidiaries, QST Energy Inc. (QST Energy) and CILCORP Infraservices Inc. (CILCORP Infraservices), which operates as AmerenCILCO Infraservices; and CILCORP Inc.'s other subsidiaries (collectively, CILCORP or the Company) after elimination of significant intercompany transactions. In the fourth quarter of 1998, the operations of QST and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices) were discontinued and, therefore, are being reported as discontinued operations in the financial statements through December 2002. Prior year amounts have been reclassified on a basis consistent with the 2003 presentation.

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

The Holding Company is a wholly-owned subsidiary of Ameren Corporation (Ameren). Ameren is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA) and is headquartered in St. Louis, Missouri. Ameren's principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas, to residential, commercial, industrial and wholesale users in the central United States. Ameren's principal subsidiaries, including Central Illinois Light Company, are as follows:

o Union Electric Company, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o Central Illinois Public Service Company, which operates a rate-regulated electric and natural gas transmission and distribution business in Illinois as AmerenCIPS.
o Central Illinois Light Company, a subsidiary of CILCORP Inc., which operates a rate-regulated transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. Ameren completed its acquisition of CILCORP on January 31, 2003. See Acquisition for further information.

o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated electric operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company), which operates Ameren's non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods primarily over one year, AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for Ameren's affiliated companies, and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric generation plant. On February 4, 2003, Ameren completed the acquisition of AES Medina Valley Cogen (No. 4), LLC and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC.
o AmerenEnergy, Inc. (AmerenEnergy), which serves as a power marketing and risk management agent for Ameren affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. Ameren has a 60% ownership interest in EEI, 40% owned by AmerenUE and 20% owned by Resources Company.
o Ameren Services Company (Ameren Services), which provides shared support services to Ameren and its subsidiaries, including CILCORP. Charges are based upon the actual costs incurred by Ameren Services as required by the PUHCA.

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


Acquisition

On January 31, 2003, Ameren completed its acquisition of all of the outstanding common stock of CILCORP Inc. from The AES Corporation (AES). CILCORP Inc. is the parent company of Central Illinois Light Company which operated as CILCO. With the acquisition, CILCO became an indirect Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. The results of operations for CILCORP (including its subsidiaries) were included in Ameren's consolidated financial statements effective with the acquisition date.

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

The  total  purchase  price  was  approximately  $1.4  billion,   including  the
assumption of CILCORP debt and preferred stock of approximately $859 million.


Financial Statement Presentation

The acquisition was accounted for using the purchase method of accounting. Under this method, the purchase price was allocated to the fair market value of the assets acquired and the liabilities assumed of CILCORP. The excess purchase price over the fair value of the assets acquired and the liabilities assumed was allocated to goodwill at CILCORP Inc. As a result, CILCORP Inc. has recorded purchase accounting fair value adjustments to electric plant in service, pension and other postretirement liabilities, long-term debt, emission allowances (included in Fuel, at average cost on the consolidated balance sheet), coal contracts, and other balance sheet items. Ameren is in the process of completing a third party valuation of acquired property and plant and intangible assets. Therefore, the allocation of the purchase price to the acquired net assets is subject to refinement. The excess of the purchase price over tangible net assets acquired has been allocated preliminarily to goodwill in the amount of $603 million at CILCORP.

The purchase accounting entries are reflected on CILCORP's financial statements as of the acquisition date. As permitted by rules of the SEC, the Company did not "push down" the effects of purchase accounting to the financial statements of any of Holding Company's subsidiaries, including CILCO. Accordingly, CILCORP's post-acquisition financial statements reflect a new basis of accounting, and separate financial statements are presented for pre-acquisition (predecessor) and post-acquisition (successor) periods, separated by a heavy black line. CILCO's financial statements are presented on their historical basis of accounting for all periods presented.


Accounting Changes and Other Matters


Statement of Financial Accounting Standards (SFAS) No. 143 - "Accounting for Asset Retirement Obligations"

The Company adopted the provisions of SFAS 143 effective January 1, 2003. SFAS 143 provides the accounting requirements for asset retirement obligations associated with tangible, long-lived assets. SFAS 143 requires CILCORP to record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and to capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, the Company is required to adjust asset retirement obligations based on changes in estimated fair value. Corresponding increases in asset book values are depreciated over the remaining useful life of the related asset. Uncertainties as to the probability, timing or amount of cash flows associated with an asset retirement obligation affect the Company's estimate of fair value.

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

Upon adoption of this standard effective January 1, 2003, CILCORP recognized asset retirement obligations of approximately $5.6 million related to retirement costs for ash ponds at the Duck Creek power plant, and a net increase in net property and plant of approximately $11.9 million due to elimination of non-legal obligation costs of removal for non rate-regulated assets from accumulated depreciation. As a result, predecessor CILCORP recognized a net after-tax gain upon adoption of $3.8 million. Similar to the treatment applied by Ameren in the acquisition of CILCORP, AES recorded purchase accounting at the CILCORP level following its 1999 acquisition of CILCORP, but did not "push down" the purchase accounting to any of the Holding Company's subsidiaries, including CILCO. Accordingly, accumulated depreciation, including the embedded cost of removal liabilities, was reset to zero in purchase accounting for CILCORP while CILCO continued to carry property, plant and equipment and the related accumulated depreciation on a historical basis. As a result, the gain upon adoption of SFAS 143 recognized by CILCO exceeded the gain recognized by CILCORP as the cost of removal liabilities reversed by CILCORP upon adoption of SFAS 143 included only those liabilities recorded since the 1999 AES acquisition.

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

SFAS 143 required a change in the depreciation methodology the Company historically utilized for non-regulated operations. Historically, the Company included an estimated cost of dismantling and removing plant from service upon retirement in the basis upon which depreciation rates were determined. SFAS 143 required the Company to exclude costs of dismantling and removal upon retirement from the depreciation rates applied to non rate-regulated plant balances.
Further, the Company was required to remove accumulated provisions for dismantling and removal costs from accumulated depreciation, where they were embedded, and reflect such adjustment as a gain upon adoption of this standard, to the extent such dismantling and removal activities are not considered legal asset retirement obligations as defined by SFAS 143. At CILCO, the elimination of cost of removal in excess of anticipated salvage proceeds from accumulated depreciation resulted in a gain, as noted above, of $24.1 million, net of taxes, for a change in accounting principle. As noted above, the gain for CILCORP on a consolidated basis was only $3.8 million, net of taxes, due to the reset of accumulated depreciation at the time of AES' acquisition of CILCORP in 1999. Beginning in January 2003, depreciation rates for non rate-regulated assets were reduced to reflect the discontinuation of the accrual of dismantling and removal costs. In addition, non rate-regulated asset removal costs will prospectively be expensed as incurred. As a result, the impact of this change in accounting will result in a decrease in depreciation expense and an increase in operations and maintenance expense, the net impact of which is indeterminable, but not expected to be material.

Like the methodology employed by the Company's non rate-regulated operations, the depreciation methodology historically utilized by the rate-regulated operations has included an estimated cost of dismantling and removing plant from service upon retirement. Because these estimated costs of removal have been included in the cost of service upon which CILCO's present utility rates are based, and with the expectation that this practice will continue in the jurisdictions in which CILCO operates, adoption of SFAS 143 did not result in any change in the depreciation accounting practices of CILCO's rate regulated operations. CILCO's estimated future removal costs embedded in accumulated depreciation related to rate-regulated plant assets were approximately $145.1 million at June 30, 2003. As a result of the reset of accumulated depreciation upon Ameren's acquisition of CILCORP, estimated future removal costs embedded in accumulated depreciation at CILCORP consolidated are only $4.2 million at June 30, 2003.


Emerging Issues Task Force (EITF) Issue No. 02-3 and EITF Issue No. 98-10

In the quarters ended September 30, 2002 and December 31, 2002, we adopted the provisions of EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," that require revenues and costs associated with certain energy contracts to be shown on a net basis in the income statement. The Company had no contracts requiring restatement.

In October 2002, the EITF reached a consensus to rescind EITF 98-10. The effective date for the full rescission of EITF 98-10 was for fiscal periods beginning after December 15, 2002, with early adoption permitted. In addition, the EITF reached a consensus in October 2002 that all SFAS No. 133 ("Accounting for Derivative Instruments and Hedging Activities") trading derivatives (subsequent to the rescission of EITF 98-10) should be shown net in the income statement, whether or not physically settled. This consensus applies to all energy and non-energy related trading derivatives that meet the definition of a derivative pursuant to SFAS 133. The Company adopted and applied this guidance to 2002 and 2001, which had no impact on previously reported revenues or costs.


SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosures"

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

Employees of the Company previously participated in the AES Stock Option Plan that provided for grants of stock options to eligible participants. As permitted under SFAS 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for this plan. As the exercise price of all stock options were equal to their fair market value at the time the options are granted, the Company did not recognize any compensation expense related to the plan using the intrinsic value based method. Had compensation expense been recognized using the fair value based method under SFAS 123, the Company's consolidated earnings under the predecessor basis would have decreased by $2.7 million, $1.4 million, and $.3 million in 2002, 2001, and 2000, respectively. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123 by using the prospective method of adoption under SFAS
148. Because no stock options have been granted since January 1, 2003, SFAS 148 did not have any effect on the Company's financial position, results of operations or liquidity in the first six months of 2003.

SFAS No. 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

In April 2003, the FASB issued SFAS 149. SFAS 149 clarifies under what circumstances a contract with initial net investment meets the characteristic of a derivative as discussed in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for hedging relationships designated and contracts entered into or modified after June 30, 2003. The Company does not expect SFAS 149 to have any impact on its financial position, results of operations or liquidity in the third quarter of 2003.


SFAS  No.  150  -   "Accounting   for   Certain   Financial   Instruments   with
Characteristics of Both Liabilities and Equity"

In May 2003, the FASB issued SFAS 150 that established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments that were issued in the form of shares with an unconditional obligation, where the issuer must redeem the instrument by transferring its assets on a specified date, be classified as liabilities. Accordingly, SFAS 150 requires issuers to classify mandatorily redeemable financial instruments as liabilities. SFAS 150 also requires such financial instruments to be measured at fair value and a cumulative effect adjustment to be recognized in the statement of income for any difference between the carrying amount and fair value.

SFAS 150 will be effective in the third quarter of 2003. AmerenCILCO has $22 million of preferred stock subject to mandatory redemption that will be classified as long-term debt in the third quarter of 2003. Effective July 1, 2003, this preferred stock is redeemable at par at any time and therefore, there is no difference between book value and fair value.


FASB Interpretation No. (FIN) 46 - "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements"

The FASB issued FIN 46 in January 2003. FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN 46 will determine the following:

     o Whether consolidation is required under the "controlling financial interest" model of ARB 51, or other existing authoritative guidance;
     o Or, alternatively, whether the variable-interest model under FIN 46 should be used to account for existing and new entities.

The initial application of FIN 46 depends on the date that the VIE was created. For public entities, FIN 46 is effective no later than the beginning of the first interim period that starts after June 15, 2003. At this time, the Company is assessing the impact of FIN 46 on its financial position, results of operations, or liquidity upon adoption in the third quarter of 2003.

NOTE 2. Contingencies

On May 11, 2001, CILCO and Enron Power Marketing, Inc. (EPMI), a subsidiary of Enron Corp. (Enron), entered into a new Master Agreement for electric purchases and sales, which covered energy transactions scheduled for deliveries during the period of 2001-2003. On November 28, 200l, EPMI demanded that CILCO post $28 million in collateral based on mark-to-market exposure of open transactions. On November 30, 2001, CILCO notified EPMI that events of default had occurred under the Master Agreement and pursuant to the termination provisions of the Master Agreement declared the Master Agreement terminated effective December 20, 2001. Due to contractual provisions and EPMI's and Enron's actions, management does not believe that it is probable that CILCO will be required to pay any amount to Enron or its affiliates and has therefore recorded no liability for undelivered electric purchases. Enron and EPMI filed Chapter 11 bankruptcy petitions on December 2, 2001, in the U. S. Bankruptcy Court for the Southern District of New York. Thereafter, CILCO purchased replacement power to serve its retail customers, which had previously been partially supported by the EPMI transactions. While the ultimate outcome is unpredictable, management does not believe that EPMI's defaults under the Master Agreement, its filing for bankruptcy protection, CILCO's termination of the Master Agreement, or CILCO's purchase of replacement electricity will have a material adverse effect on CILCORP's or CILCO's financial position, cash flows or results of operations.

On December 10, 2002, EPMI filed a complaint against AES, Constellation New Energy, Inc., f/k/a AES New Energy Inc. and CILCO in the United States Bankruptcy Court for the Southern District of New York. With respect to CILCO, EPMI alleges that it is owed $31.2 million under the Master Agreement. CILCO disputes that it owes any amount to EPMI based on the clear language of the Master Agreement, Section 553 of the Bankruptcy Code and EPMI's misconduct prior to entering the Master Agreement and continuing through the date of its bankruptcy filing. AES has agreed to undertake CILCO's defense in this proceeding and intends to vigorously contest these claims. Due to CILCO's contractual and other defenses to EPMI's claims, as well as certain provisions related to the sale of CILCO to Ameren, management does not believe the results of this litigation will have a material adverse effect on CILCORP's financial position, cash flows or results of operation. EPMI's claim against CILCO is currently in court ordered mediation.

On May 4, 2001, CILCO and Enron subsidiary Enron North America Corp. (ENA) entered into a natural gas transaction for daily deliveries not to exceed 10,000 MMBtu per day during calendar year 2002. CILCO received no natural gas deliveries pursuant to this transaction in 2002. On October 24, 2001, CILCO and ENA entered into a short-term natural gas transaction giving CILCO the right to call upon ENA for the delivery of 10,000 MMBtu per day during the period from November 1, 2001, through March 31, 2002. Since late November 2001, ENA has been unable to deliver natural gas when called upon by CILCO. ENA's failure to deliver natural gas is an event of default under the Master Firm Sales Agreement governing the October transaction. On December 2, 2001, ENA filed a Chapter 11 bankruptcy petition in the U. S. Bankruptcy Court for the Southern District of New York. To the extent that it has been necessary, CILCO has purchased replacement natural gas. Because these transactions: (i) were part of a larger and more diversified natural gas supply portfolio subject to inclusion in CILCO's Purchased Gas Adjustment (PGA), (ii) concluded in accordance with their terms and conditions, and (iii) do not form the basis of any claim made by ENA, EPMI, or Enron in their bankruptcy proceedings or in any other forum, management does not believe ENA's failure to supply natural gas or its subsequent bankruptcy filing will have a material adverse effect on CILCORP's or CILCO's financial position, cash flows or results of operations.

NOTE 3. Rate and Regulatory Matters

Gas Rate Case

In November 2002,  CILCO filed a request with the Illinois  Commerce  Commission
(ICC) to increase annual rates for natural gas service by approximately $14 million. The ICC Staff has recommended the annual increase to be $9 million. In addition, other parties have proposed a lower increase. Hearings were completed in June 2003. In August, the Administrative Law Judge in the CILCO gas rate proceeding recommended to the ICC the adoption of a Proposed Order to increase annual rates for natural gas service by $10 million at CILCO. The ICC has until October 2003 to render a decision in this gas case. Any rate change is expected to be effective November 2003.


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

Although issuance of the final rule is uncertain and the implementation schedule is unknown, the Midwest Independent System Operator (Midwest ISO), of which CILCO is a member, is already in the process of implementing a market design similar to the proposed market design in the NOPR. In July 2003, the Midwest ISO filed with the FERC a revised Open Access Transmission Tariff (OATT) codifying the terms and conditions under which it will implement the new market design. The Midwest ISO has targeted March 2004 as the start date for implementation. The Company is in the process of reviewing the Midwest ISO's market design and the potential impact of the market design on the cost and reliability of service to retail customers. At this time, the Company is unable to predict the ultimate impact the new market design will have on its future financial position, results of operations or liquidity.


NOTE 4. Accounting for Price Risk Management Activities

Gains/losses on derivatives that hedge non rate-regulated activities are reflected in operating results when the hedged transaction affects earnings. The net gain reflected in operating results from derivative financial instruments for non rate-regulated activities for the quarter ended June 30, 2003, was $0.2 million for natural gas (included in Gas operating expenses). There were no outstanding derivative financial instruments for electricity during the quarter ended June 30, 2003. The previously recorded gain/loss associated with these settled derivative financial instruments was removed from Other Comprehensive Income (OCI) when hedged transactions affected earnings. All open derivative positions hedging anticipated transactions are then marked-to-market with the change in fair value being recorded in OCI. The net effect of these adjustments was $0 for the quarter ended June 30, 2003. A purchase accounting entry was recorded at CILCORP in the amount of $1.7 million during the first quarter of 2003 to eliminate the balance in OCI that existed at the acquisition date. The after-tax balance in OCI associated with these open derivative positions and unrealized gains/losses on settled positions which related to hedged anticipated transactions at June 30, 2003, was a loss of $1.4 million at CILCORP and a gain of $0.3 million at CILCO. The corresponding asset is reflected on the balance sheet in Prepayments and Other. The portion of OCI for open positions reflects hedges of natural gas sales of 4,020,000 MMBtu for commitments through November 2004. Approximately $1.4 million of OCI related to derivative financial instruments at CILCORP as of June 30, 2003, is expected to be recognized as a decrease to operating earnings over the next twelve months based on market prices as of June 30, 2003. Approximately $0.3 million of OCI at CILCO related to derivative financial instruments as of June 30, 2003, is expected to be recognized as an increase to operating earnings over the next twelve months based on market prices as of June 30, 2003. The actual amount recognized in earnings will be based on the market conditions at the time the derivatives are settled.

During the second quarter of 2003, there were no outstanding derivatives relating to the Company's rate-regulated gas business.



NOTE 5. Other Comprehensive Income

2003 Rollforward of Accumulated Other Comprehensive Income - CILCORP

                                            Pension      SFAS 133    Total
                                                    (In thousands)
Predecessor
Accumulated other comprehensive income
  (loss) - December 31, 2002 balance        $(60,866)   $  1,304    $(59,562)

Other comprehensive income - January 2003       --           350         350
                                            --------    --------    --------
Accumulated other comprehensive income
  (loss) - January 31, 2003 balance         $(60,866)   $  1,654    $(59,212)
                                            ========    ========    ========
--------------------------------------------------------------------------------

Successor
Accumulated other comprehensive income
  (loss) - January 31, 2003 balance         $   --      $   --      $   --

Other comprehensive income -
  Two months ended March 31, 2003               --        (1,312)     (1,312)
                                            --------    --------    --------
Accumulated other comprehensive income
  (loss) - March 31, 2003                   $   --      $ (1,312)   $ (1,312)


Other comprehensive income -
  Three months ended June 30, 2003              --           (50)        (50)
                                            --------    --------    --------
Accumulated other comprehensive income
  (loss) - June 30, 2003                    $   --      $ (1,362)   $ (1,362)
                                            ========    ========    ========



2002 Rollforward of Accumulated Other Comprehensive Income - CILCORP

                                            Pension      SFAS 133    Total
                                                    (In thousands)
Predecessor
Accumulated other comprehensive
  loss - December 31, 2001 balance          $ (9,333)   $ (4,693)   $(14,026)

Other comprehensive income -
  Three months ended March 31, 2002             --         5,464       5,464
                                            --------    --------    --------
Accumulated other comprehensive income
  (loss) - March 31, 2002 balance           $ (9,333)   $    771    $ (8,562)


Other comprehensive income -
  Three months ended June 30, 2002              --          (440)       (440)
                                            --------    --------    --------
Accumulated other comprehensive income
  (loss) - June 30, 2002 balance            $ (9,333)   $    331    $ (9,002)
                                            ========    ========    ========


2003 Rollforward of Accumulated Other Comprehensive Income - CILCO

                                            Pension      SFAS 133    Total
                                                    (In thousands)
Accumulated other comprehensive income
  (loss) - December 31, 2002 balance     $(30,026)   $  1,304    $(28,722)

Other comprehensive income -
  Three months ended March 31, 2003          --          (962)       (962)
                                         --------    --------    --------
Accumulated other comprehensive income
  (loss) - March 31, 2003 balance        $(30,026)   $    342    $(29,684)


Other comprehensive income -
  Three months ended June 30, 2003           --           (50)        (50)
                                         --------    --------    --------
Accumulated other comprehensive income
  (loss) - June 30, 2003 balance         $(30,026)   $    292    $(29,734)
                                         ========    ========    ========


2002 Rollforward of Accumulated Other Comprehensive Income - CILCO

Accumulated other comprehensive
  loss - December 31, 2001 balance       $ (1,112)   $ (4,693)   $ (5,805)

Other comprehensive income -
  three months ended March 31, 2002          --         5,464       5,464
                                         --------    --------    --------
Accumulated other comprehensive income
  (loss) - March 31, 2002 balance        $ (1,112)   $    771    $   (341)


Other comprehensive income -
  Three months ended June 30, 2002           --          (440)       (440)
                                         --------    --------    --------
Accumulated other comprehensive income
  (loss) - June 30, 2002 balance         $ (1,112)   $    331    $   (781)
                                         ========    ========    ========

NOTE 6. Debt Financings

On February 10, 2003, AmerenCILCO repaid $25.4 million first mortgage bonds 6.82% Series which matured on that date. In April 2003, three series of AmerenCILCO's first mortgage bonds were redeemed, prior to maturity. These included AmerenCILCO's $65 million principal amount 8.20% Series due January 15, 2022, at a redemption price of 103.29% and two 7.8% Series totaling $10 million principal amount due February 9, 2023, at a redemption price of 103.90%.


NOTE 7. Miscellaneous

The following table summarizes CILCORP's miscellaneous income and expense by component.

                                                           Successor                       Predecessor
                                                     --------------------        --------------------------------
                                                      Three         Five                       Three      Six
                                                      Months        Months                     Months     Months
                                                      Ended         Ended                      Ended      Ended
                                                     June 30,      June 30,       January     June 30,   June 30,
                                                      2003           2003           2003        2002       2002
                                                                       (In thousands)
Miscellaneous income:
  Interest and dividend income                       $  101        $ 194   |      $  46       $  52      $   352
                                                     ------        -----   |      -----       -----      -------
Total miscellaneous income                           $  101        $ 194   |      $  46       $  52      $   352
                                                     ======        =====   |      =====       =====      =======
                                                                           |
Miscellaneous expense:                                                     |
  Corporate-owned life                                                     |
    insurance                                        $ (384)       $(627)  |      $(128)      $(325)     $  (667)
  Donations                                            (100)        (130)  |         (5)       (196)        (421)
  Other                                                (134)        (151)  |        (21)       (137)        (287)
                                                     ------        -----   |      -----       -----      -------
Total miscellaneous expense                          $ (618)       $(908)  |      $(154)      $(658)     $(1,375)
                                                     ======        =====   |      =====       =====      =======


NOTE 8. Related Party Transactions

CILCORP has transactions in the normal course of business with Ameren and its other subsidiaries. The transactions are primarily comprised of gas and electricity purchases and sales, as well as other services received or rendered.

Under a non-derivative, executory tolling agreement and gas sales and transport agreements, CILCORP sells and transports gas to, and purchases steam, chilled water and electricity from AmerenEnergy Medina Valley Cogen (No. 4), LLC. During the first six months of 2003, CILCORP purchased $15.5 million and sold $9.7 million under these agreements. As of June 30, 2003, CILCORP had recorded Accounts Payable of $1.7 million and Receivables of $1.3 million, related to these transactions. The current receivable was recorded in Accrued Unbilled Revenue on the CILCORP Balance Sheet.

CILCO also has a power purchase agreement with AmerenCIPS for 100 MW of capacity and firm energy for the months of January and June through September
2003. CILCO purchased $1.3 million and $1.6 million of power under this agreement in January 2003 and June 2003, respectively. CILCO also had power purchases ($1.2 million) and sales ($.1 million) transactions with AmerenEnergy in the first five months of 2003. At June 30, 2003, CILCO recorded a liability of $.6 million, included in Accounts Payable on the balance sheet relative to these transactions.

Costs of support services provided by Ameren affiliates, including wages, employee benefits and professional services, are based on actual costs incurred. For the three months ended June 30, 2003, support services provided by Ameren included in Other Operations and Maintenance totaled $1.1 million and $1.2 million for the six months ended June 30, 2003.

Ameren affiliates also provided insurance coverage that the Company recorded in Prepayments and Other on the balance sheet. These services totaled $1.0 million for the six month period ended June 30, 2003. Approximately $.6 million of this amount has been amortized and included in Other Operations and Maintenance as of June 30, 2003.

In addition, the Holding Company paid Ameren $14.3 million for transaction costs associated with the acquisition. These costs are included in Goodwill.

As of June 30, 2003, intercompany receivables included in Receivables, Miscellaneous were approximately $.2 million at CILCO and CILCORP. As of June 30, 2003, intercompany payables included in Accounts Payable totaled approximately $.6 million at CILCO and $.7 million at CILCORP.

Additionally, CILCORP had Accounts Payable of $.6 million related to a deposit received from AmerenEnergy Medina Valley Cogen (No. 4), LLC for future work to be performed by a Holding Company subsidiary.

Subject to the receipt of regulatory approval, which is being pursued, CILCO will participate in Ameren's utility money pool arrangement. Under this arrangement, CILCO will have access to up to $772 million of additional committed liquidity, subject to reduction based on use by other utility money pool participants, but increased to the extent other pool participants have surplus cash balances, which may be used to fund pool needs. CILCORP may access up to $600 million of committed credit facilities at Ameren subject to reduction based on use by its affiliates and subject to a $250 million intercompany borrowing restriction pursuant to CILCORP's financing authority under the PUHCA.

NOTE 9. Statements of Segments of Business

The Company has five reportable segments: CILCO Electric, CILCO Gas, CILCO Other, CILCORP Other and Discontinued Operations. The CILCO Electric segment contains the rate-regulated portions of the utility's electric business. The
CILCO Gas segment contains the rate-regulated portions of the utility's gas business. The CILCO Other segment contains the non rate-regulated portions of the utility's business. The CILCORP Other segment includes the activities of the Holding Company, its leasing and investing subsidiaries, CILCORP Investment Management Inc. and CILCORP Ventures Inc., and QST Enterprises Inc. subsidiaries, ESE Land Corporation and CILCORP Infraservices Inc. The CILCORP Other segment also includes the effects of purchase accounting fair value adjustments, the elimination of all intercompany transactions, and long-term debt outstanding at the Holding Company. Amortization of these purchase accounting fair value adjustments relates primarily to pension and postretirement liabilities, coal contract liabilities, long-term debt, electric plant in service and emission allowance assets. The Discontinued Operations segment includes activities related to certain discontinued subsidiaries of QST Enterprises Inc. through December 2002. All operations had ceased at QST prior to the first quarter of 2003 and no further gains or losses associated with these discontinued operations will be presented in future periods. The Company's reportable segments are strategic business units managed separately primarily due to the rate-regulated or non rate-regulated nature of the businesses, or due to the type of business activity involved.


                          CILCORP Inc. and Subsidiaries
                       Statements of Segments of Business

Three Months Ended June 30, 2003 (Successor)

                                    CILCO           CILCO         CILCO           CILCORP
                                    Electric        Gas           Other            Other           Total
                                                              (In thousands)
Operating revenues                $ 89,405        $ 42,297       $34,667        $  21,077         $187,446
Operating expenses                  80,745          44,800        31,237           20,254          177,036
                                  --------        --------       -------        ---------         --------
Operating income
  (loss)                             8,660          (2,503)        3,430              823           10,410
Other income and
  (deductions)                          18              --           120               10              148
Interest charges
  and preferred
  dividends                         (2,385)         (1,058)         (539)          (8,316)         (12,298)
                                  --------        --------       -------        ---------         --------
Income (loss) before
  income taxes                       6,293          (3,561)        3,011           (7,483)          (1,740)
Income taxes                         2,579          (1,377)        1,361           (3,947)          (1,384)
                                  --------        --------       -------        ---------         --------
Net income (loss)                 $  3,714        $ (2,184)      $ 1,650        $  (3,536)        $   (356)
                                  ========        ========       =======        =========         ========




                          CILCORP Inc. and Subsidiaries
                       Statements of Segments of Business

Three Months Ended June 30, 2002 (Predecessor)

                                    CILCO         CILCO         CILCO        CILCORP       Discont.
                                    Electric      Gas           Other         Other         Oper.         Total
                                                             (In thousands)
Operating revenues                $ 94,656      $ 38,181       $28,437       $ 11,720      $   --       $172,994
Operating expenses                  81,937        39,505        21,444         10,627          --        153,513
                                  --------      --------       -------       --------      ------       --------
Operating income
  (loss)                            12,719        (1,324)        6,993          1,093          --         19,481
Other income and
  (deductions)                          --            --            40             16          --             56
Interest charges
  and preferred
  dividends                         (3,498)       (1,459)         (539)       (11,222)         --        (16,718)
                                  --------      --------       -------       --------      ------       --------
Income (loss) from
  continuing
  operations before
  income taxes                       9,221        (2,783)        6,494        (10,113)         --          2,819
Income taxes                         3,204        (1,061)        2,774         (4,218)         --            699
                                  --------      --------       -------       --------      ------       --------
Net income (loss)
  from continuing
  operations                         6,017        (1,722)        3,720         (5,895)         --          2,120
Effect of
  discontinued
  operations                            --            --            --             --          (3)            (3)
                                  --------      --------       -------       --------      ------       --------
Net income (loss)                 $  6,017      $ (1,722)      $ 3,720       $ (5,895)     $   (3)      $  2,117
                                  ========      ========       =======       ========      ======       ========



Five Months Ended June 30, 2003 (Successor)

                                    CILCO           CILCO          CILCO          CILCORP
                                    Electric        Gas            Other           Other            Total
                                                                (In thousands)
Operating revenues                $148,671        $111,440       $55,771        $  51,708         $367,590
Operating expenses                 135,752         107,674        52,229           46,732          342,387
                                  --------        --------       -------        ---------         --------
Operating income                    12,919           3,766         3,542            4,976           25,203
Other income and
  (deductions)                          30              --           310               22              362
Interest charges
  and preferred
  dividends                         (4,544)         (1,835)         (899)         (14,726)         (22,004)
                                  --------        --------       -------        ---------         --------
Income (loss) before
  income taxes                       8,405           1,931         2,953           (9,728)           3,561
Income taxes                         3,514             783         1,406           (4,863)             840
                                  --------        --------       -------        ---------         --------
Net income (loss)                 $  4,891        $  1,148       $ 1,547        $  (4,865)        $  2,721
                                  ========        ========       =======        =========         ========



                          CILCORP Inc. and Subsidiaries
                       Statements of Segments of Business

January 2003 (Predecessor)

                                    CILCO           CILCO         CILCO           CILCORP
                                    Electric        Gas           Other            Other            Total
                                                               (In thousands)
Operating revenues                $ 35,305        $ 44,270       $11,975        $  12,373         $103,923
Operating expenses                  28,739          37,143        12,107           12,328           90,317
                                  --------        --------       -------        ---------         --------
Operating income
  (loss)                             6,566           7,127          (132)              45           13,606
Other income and
  (deductions)                           5              --            93                5              103
Interest charges
  and preferred
  dividends                         (1,294)           (440)         (180)          (3,282)          (5,196)
                                  --------        --------       -------        ---------         --------
Income (loss) before
  income taxes                       5,277           6,687          (219)          (3,232)           8,513
Income taxes                         2,029           2,635           (53)          (1,483)           3,128
                                  --------        --------       -------        ---------         --------
Net income (loss)
  before cumulative
  effect of change
  in accounting
  principle                       $  3,248        $  4,052       $  (166)       $  (1,749)        $  5,385
                                  ========        ========       =======        =========         ========

Six Months Ended June 30, 2002 (Predecessor)

                                   CILCO          CILCO         CILCO         CILCORP       Discont.
                                   Electric       Gas           Other          Other         Oper.        Total
                                                            (In thousands)
Operating revenues                $178,769      $118,199       $50,187       $ 29,721      $   --       $376,876
Operating expenses                 157,632       107,828        42,392         27,582          --        335,434
                                  --------      --------       -------       --------      ------       --------
Operating income                    21,137        10,371         7,795          2,139          --         41,442
Other income and
  (deductions)                          --            --            20            306          --            326
Interest charges
  and preferred
  dividends                         (7,192)       (2,944)       (1,079)       (22,071)         --        (33,286)
                                  --------      --------       -------       --------      ------       --------
Income (loss) from
  continuing
  operations before
  income taxes                      13,945         7,427         6,736        (19,626)         --          8,482
Income taxes                         4,675         2,980         3,094         (8,402)         --          2,347
                                  --------      --------       -------       --------      ------       --------
Net income (loss)
  from continuing
  operations                         9,270         4,447         3,642        (11,224)         --          6,135
Effect of discont.
  operations                            --            --            --             --         (12)           (12)
                                  --------      --------       -------       --------      ------       --------
Net income (loss)                 $  9,270      $  4,447       $ 3,642       $(11,224)     $  (12)      $  6,123
                                  ========      ========       =======       ========      ======       ========

Item 2. Management's  Discussion and Analysis of
        Financial Condition and Results of Operations.

OVERVIEW

The consolidated financial statements include the accounts of CILCORP Inc. (the Holding Company); Central Illinois Light Company (CILCO or AmerenCILCO); QST Enterprises Inc. (QST) and its subsidiaries, QST Energy Inc. (QST Energy) and CILCORP Infraservices Inc. (CILCORP Infraservices), operating as AmerenCILCO Infraservices; and CILCORP Inc.'s other subsidiaries (collectively, CILCORP or the Company) after elimination of significant intercompany transactions. In the fourth quarter of 1998, the operations of QST and its subsidiaries (excluding
ESE Land Corporation and CILCORP Infraservices) were discontinued and, therefore, are being reported as discontinued operations in the financial statements through December 2002. Prior year amounts have been reclassified on a basis consistent with the 2003 presentation.

CILCO, the Holding Company's principal business subsidiary, is engaged in the generation, transmission, distribution and sale of electric energy in an area of approximately 3,700 square miles in central and east-central Illinois, and the purchase, distribution, transportation and sale of natural gas in an area of approximately 4,500 square miles in central and east-central Illinois. Other Holding Company first-tier subsidiaries are CILCORP Investment Management Inc.
(CIM), which manages the Company's investment portfolio and CILCORP Ventures Inc. (CVI), which pursued investment opportunities in energy-related products and services.

The Holding Company is a wholly-owned subsidiary of Ameren Corporation (Ameren). Ameren is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA) and is headquartered in St. Louis, Missouri. Ameren's principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas, to residential, commercial, industrial and wholesale users in the central United States. Ameren's principal subsidiaries, including Central Illinois Light Company, are as follows:

o Union Electric Company, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o Central Illinois Public Service Company, which operates a rate-regulated electric and natural gas transmission and distribution business in Illinois as AmerenCIPS.
o Central Illinois Light Company, a subsidiary of CILCORP Inc., which operates a rate-regulated transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. Ameren completed its acquisition of CILCORP on January 31, 2003. See Acquisition for further information.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated electric operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company) which operates Ameren's non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods primarily over one year, AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for Ameren's affiliated companies, and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric generation plant. On February 4, 2003, Ameren completed the acquisition of AES Medina Valley

     Cogen (No. 4), LLC and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC.
o AmerenEnergy, Inc. (AmerenEnergy) which serves as a power marketing and risk management agent for Ameren affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. Ameren has a 60% ownership interest in EEI, 40% owned by AmerenUE and 20% owned by Resources Company.
o Ameren Services Company (Ameren Services), which provides shared support services to Ameren and its subsidiaries, including CILCORP. Charges are based upon the actual costs incurred by Ameren Services as required by the PUHCA.

The following discussion and analysis should be read in conjunction with:

o The financial statements and related notes included in this Quarterly Report on Form 10-Q.
o The financial statements and related notes included in CILCORP's and CILCO's Quarterly Report on Form 10-Q for the period ended March 31, 2003.
o Management's Discussion and Analysis of Financial Conditions and Results of Operations in CILCORP's andCILCO's Annual Report on Form 10-K for the period ended December 31, 2002.
o The audited financial statements and related notes in CILCORP's and CILCO's Annual Report on Form 10-K for the period ended December 31, 2002.

Throughout this document, CILCORP or the Company refers to CILCORP Inc. and its subsidiaries on a consolidated basis. CILCO refers to Central Illinois Light Company. All tabular dollar amounts are in thousands, unless otherwise indicated.


Acquisition

On January 31, 2003, Ameren completed its acquisition of all of the outstanding common stock of CILCORP Inc. from AES. CILCORP Inc. is the parent company of Central Illinois Light Company which operated as CILCO. With the acquisition, CILCO became an Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. The results of operations for CILCORP Inc. and its subsidiaries (CILCORP) were included in Ameren's consolidated financial statements effective with the acquisition date.

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

The total purchase price was approximately $1.4 billion and included the assumption of CILCORP debt and preferred stock of approximately $859 million. The acquisition was accounted for using the purchase method of accounting. Under this method, the purchase price was allocated to the fair market value of the assets acquired and the liabilities assumed. The excess purchase price over the fair value of the assets acquired and the liabilities assumed was allocated to goodwill at CILCORP Inc. As a result, CILCORP Inc. has recorded purchase accounting fair value adjustments to electric plant in service, pension and other postretirement liabilities, long-term debt, emission allowances, coal contracts, and other balance sheet items. Ameren is in the process of completing a third party valuation of acquired property and plant and intangible assets. Therefore, the allocation of the purchase price to the acquired net assets is subject to refinement. The excess of the purchase price over tangible net assets acquired has been allocated preliminarily to goodwill in the amount of $603 million at CILCORP.

The amortization of these purchase accounting fair value adjustments increased earnings by approximately $1.7 million, net of tax, in the second quarter of 2003 and $4.5 million, net of tax, in the first six months of 2003. Amortization of adjustments that increased net income primarily related to pension and postretirement liabilities ($2.6 million, net of tax - second quarter 2003, $5.2 million, net of tax - six months ended June 30, 2003), coal contract liabilities ($.9 million, net of tax - second quarter 2003, $1.7 million, net of tax - six months ended June 30, 2003), long-term debt ($1.5 million, net of tax - second quarter 2003, $2.0 million, net of tax - six months ended June 30, 2003) and severance ($.7 million net of tax - second quarter 2003, $1.2 million, net of tax - six months ended June 30, 2003). Amortization of adjustments that decreased net income primarily related to electric plant in service ($1.3 million, net of tax - second quarter 2003, $2.4 million, net of tax - six months ended June 30, 2003), emission allowance assets ($.9 million, net of tax - second quarter 2003, $1.4 million, net of tax - six months ended June 30, 2003), and purchased power ($1.8 million, net of tax - second quarter and six months ended June 30, 2003).

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

The results of operations and financial position of the Company are impacted by many factors, including both controllable and uncontrollable factors. Weather, economic conditions and the actions of key customers or competitors can significantly impact the demand for the Company's services. The Company's results are also impacted by seasonal fluctuations caused by winter heating and summer cooling demand. With a substantial portion of the Company's revenues directly subject to regulation by various state and federal agencies, decisions by regulators can have a material impact on the price that the Company charges for its services. The Company principally utilizes coal, natural gas and oil in its operations. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather, production levels and many other factors. The Company does not have a fuel cost recovery mechanism for its electric utility business, but does have a gas cost recovery mechanism for its gas distribution utility business. In addition, the Company's electric rates are largely set through 2006. Fluctuations in interest rates impact the Company's cost of borrowings, and pension and post-retirement benefits. The Company employs various risk management strategies in order to try to reduce its exposure to commodity risks and other risks inherent in its business. The reliability of the

Company's power plants, and transmission and distribution systems, and the level of operating and administrative costs, and capital investment are key factors that the Company seeks to control in order to optimize its results of operations, cash flows and financial position.

The financial condition and operating results of the Company primarily reflect the operations of its subsidiary CILCO. The CILCORP Other segment includes the activities of the Holding Company itself, its investment subsidiary, CILCORP Investment Management Inc. (CIM), CILCORP Ventures Inc. (CVI), ESE Land Corporation, and CILCORP Infraservices Inc., which provides utility infrastructure operation and maintenance services. The CILCORP Other segment also includes the effects of purchase accounting fair value adjustments and the elimination of all intercompany transactions. Amortization of these purchase accounting fair value adjustments relates primarily to pension and postretirement liabilities, coal contract liabilities, long-term debt, electric plant in service and emission allowance assets. The results of QST Enterprises Inc. (QST) and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc.) have been reported as discontinued operations through 2002. All operations had ceased at QST prior to the first quarter of 2003 and no further gains or losses associated with these discontinued operations will be presented in future periods.


RESULTS OF OPERATIONS

Earnings Summary

The Company's net loss was $.4 million in the second quarter of 2003 compared to net income of $2.1 million in the second quarter of 2002. The Company's net income increased $5.8 million to $11.9 million for the six months ended June 30, 2003, compared to earnings of $6.1 million in the same period last year. Net income in the first six months of 2003 included a net cumulative effect gain of $3.8 million associated with the adoption in January 2003 of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). The net gain resulted principally from the elimination of non-legal obligation costs of removal for non rate-regulated assets from accumulated depreciation. See Note 1. Summary of Significant Accounting Policies to the Consolidated Financial Statements under Item 1 of Part I of this report. Excluding the cumulative effect of change in accounting principle related to SFAS 143, the Company's net income increased $2.0 million in the first six months of 2003 compared to the prior year period.

CILCO's income available for common stock decreased $4.8 million to $3.2 million in the second quarter of 2003 from $8.0 million in the second quarter of 2002. CILCO's income available for common stock increased $21.4 million to $38.8 million for the six months ended June 30, 2003, compared to earnings of $17.4 million for the same period last year. In the first six months of 2003, CILCO's income included a net cumulative effect gain of $24.1 million associated with the adoption of SFAS 143. The net gain resulted principally from the elimination of non-legal obligation costs of removal for non rate-regulated assets from accumulated depreciation. Excluding this cumulative effect of change in accounting principle related to SFAS 143, CILCO's income available for common stock in the first six months of 2003 was $14.7 million or a decrease of $2.6 million compared to the prior year period.

The decrease in CILCO's net income in the second quarter of 2003, versus the second quarter of 2002, was due primarily to lower electric margin due to unfavorable weather conditions in our service territory ($.9 million, net of tax), increased employee benefit costs ($2.6 million, net of tax) related to plan performance and increasing health care costs, severance costs associated with the acquisition by Ameren ($.5 million, net of tax) and higher depreciation expenses ($.5 million, net of tax). The decrease in net income for the first six months of 2003 was principally due to increased employee benefit costs ($5.2 million, net of tax), severance costs associated with the acquisition by Ameren ($1.1 million, net of tax) and higher depreciation expense ($.8 million, net of tax). Partially offsetting these items that decreased net income, were favorable weather conditions in the first quarter, which resulted in greater electric gross margin ($2.6 million, net of tax) and gas gross margin ($1.4 million, net of tax).

The amortization of purchase accounting fair value adjustments at the Holding Company increased the Company's net income by $1.7 million in the second quarter and $4.4 million for the first six months of 2003, compared to the prior year period. These adjustments partially offset the $4.8 million decrease for the quarter and more than offset the $2.6 million decrease for the first six months of 2003 in net income from CILCO, discussed above. The amortization of the fair value adjustments that increased income related primarily to pension and postretirement liabilities, coal contract liabilities, severance liabilities and long-term debt. Amortization of fair value adjustments for electric plant in service, purchased power and emission allowances increased expenses in 2003 compared to 2002. Purchase accounting adjustments in 2002 related to AES' 1999 acquisition of the Company. The following table summarizes the impact on net income of the amortization of these purchase accounting fair value adjustments during 2003 and 2002:


                                                          Three Months Ended           Six Months Ended
                                                               June 30,                    June 30,
Income Statement Line Item                                  2003          2002          2003         2002
                                                                         (In thousands)
                                                                          (Unaudited)
Other operations and maintenance                        $ 5,455         $  463        $10,514        $  925
Interest expense                                          2,562             --          3,346            --
Fuel and purchased power                                 (3,053)            --         (2,495)           --
CILCORP other revenue                                        68             --             68            --
Depreciation and amortization                            (2,185)          (355)        (3,977)         (710)
Income taxes                                             (1,129)           (43)        (2,958)          (85)
                                                        -------         ------        -------        ------
Impact on net income                                    $ 1,718         $   65        $ 4,498        $  130
                                                        =======         ======        =======        ======





CILCO Electric Operations

The following table summarizes electric operating revenue and expenses by component.

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
Components of Electric Income                                2003         2002              2003        2002
                                                                        (In thousands)
                                                                         (Unaudited)
Revenue:
     Electric retail                                        $86,175       $92,196       $175,739        $174,306
     Sales for resale                                         3,230         2,460          8,237           4,463
                                                            -------       -------       --------        --------
        Total revenue                                        89,405        94,656        183,976         178,769
                                                            -------       -------       --------        --------
Cost of sales:
     Fuel                                                    19,742        24,295         45,398          46,325
     Purchased power                                         13,633        12,517         25,976          24,047
     Revenue taxes                                            4,219         4,521          9,350           9,423
                                                            -------       -------       --------        --------
        Total cost of sales                                  37,594        41,333         80,724          79,795
                                                            -------       -------       --------        --------
Gross margin                                                 51,811        53,323        103,252          98,974
                                                            -------       -------       --------        --------
Operating expenses:
     Operation and maintenance expenses                      27,750        26,202         53,177          48,779
     Depreciation and amortization                           12,855        12,074         25,254          24,141
     Other taxes                                              2,546         2,328          5,336           4,917
                                                            -------       -------       --------        --------
        Total operating expenses                             43,151        40,604         83,767          77,837
                                                            -------       -------       --------        --------
Other income and (deductions):
   Allowance for equity funds used
    during construction                                          18            --             35              --
                                                            -------       -------       --------         -------
        Total                                                    18            --             35              --
                                                            -------       -------       --------         -------
Interest charges:
     Interest on long-term debt                               2,643         3,194          6,343           6,364
     Cost of borrowed funds capitalized                        (776)         (409)        (1,421)           (647)
     Other interest                                             518           713            916           1,475
                                                            -------       -------       --------         -------
        Total                                                 2,385         3,498          5,838           7,192
                                                            -------       -------       --------         -------
Income before taxes                                           6,293         9,221         13,682          13,945
     Income taxes                                             2,579         3,204          5,543           4,675
                                                            -------       -------       --------         -------
Net income before cumulative effect of
  change in accounting principle                            $ 3,714       $ 6,017       $  8,139         $ 9,270
                                                            =======       =======       ========         =======


Electric gross margin decreased $1.5 million (3%) for the quarter and increased $4.3 million (4%) for the six months ended June 30, 2003, compared to the same periods in 2002. Retail kilowatt-hour (kWh) sales decreased 7% for the quarter and remained constant for the six months ended June 30, 2003, compared to the same periods in 2002. Residential sales volumes decreased 14% for the quarter and 3% for the six months ended June 30, 2003, compared to the same periods in 2002. Commercial sales volumes decreased 1% for the quarter and increased 1% for the six months ended June 30, 2003. Heating degree days were 20% higher in the first quarter of 2003 and cooling degree days were 52% lower in the second quarter of 2003 compared to the same periods in 2002. Industrial sales volumes decreased 6% for the quarter, largely due to customers switching to an affiliate for supply, and increased 2% for the six months ended June 30, 2003, compared to the same periods in 2002.

Sales for resale increased $.8 million (31%) for the quarter and $3.8 million (85%) for the six months ended June 30, 2003, compared to the same periods in 2002. The increase for the six months ended June 30, 2003, was primarily due to greater sales in January 2003, as a result of higher wholesale prices. Sales for resale vary based on the energy requirements of native load customers, neighboring utilities and power marketers, CILCO's available capacity for bulk power sales, and the price of power available for sale.

Electric operation and maintenance expense increased $1.5 million (6%) for the quarter and $4.4 million (9%) for the six months ended June 30, 2003, compared to the same periods in 2002. The increase was mainly due to increased employee benefit costs, including pension and postretirement health care benefits ($2.8 million for the quarter and $5.7 million for the six months ended June 30,
2003). At the Holding Company (included in the CILCORP Other segment), approximately $3.2 million and $5.4 million of pre-tax income was recorded in the quarter and six months ended June 30, 2003, respectively, as amortization of a purchase accounting fair value adjustment related to the electric portion of the pension and postretirement health care benefit liabilities.

Interest charges decreased $1.1 million (32%) for the quarter and $1.4 million (19%) for the six months ended June 30, 2003, compared to the same periods in 2002. The decrease was primarily due to increased capitalized interest related to NOx reduction projects at the power plants and redemption of $75 million of higher cost long-term debt that was replaced with lower cost borrowings from Ameren.

Income taxes increased for the six months ended June 30, 2003, due to a higher effective tax rate primarily due to an increase in depreciation differences.



CILCO Gas Operations

The following table summarizes gas operating revenue and expenses by component.


                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                       June 30,
Components of Gas Income                                     2003         2002              2003        2002
                                                                           (In thousands)
                                                                            (Unaudited)
Revenue:
     Sale of gas                                            $40,939        $36,751       $152,608       $115,043
     Transportation services                                  1,358          1,430          3,102          3,156
                                                            -------        -------       --------       --------
        Total revenue                                        42,297         38,181        155,710        118,199
                                                            -------        -------       --------       --------
Cost of sales:
     Gas                                                     26,809         22,364        107,021         71,972
     Revenue taxes                                            1,562          1,812          5,535          5,432
                                                            -------        -------       --------       --------
        Total cost of sales                                  28,371         24,176        112,556         77,404
                                                            -------        -------       --------       --------
Gross margin                                                 13,926         14,005         43,154         40,795
                                                            -------        -------       --------       --------
Operating expenses:
     Operation and maintenance expenses                      10,101          9,215         19,510         18,084
     Depreciation and amortization                            5,729          5,607         11,456         11,204
Other taxes                                                     599            507          1,295          1,136
                                                            -------        -------       --------       --------
        Total operating expenses                             16,429         15,329         32,261         30,424
                                                            -------        -------       --------       --------
Interest charges:
     Interest on long-term debt                                 889          1,193          1,988          2,390
     Other interest                                             169            266            287            554
                                                            -------        -------       --------       --------
        Total                                                 1,058          1,459          2,275          2,944

Income (loss) before taxes                                   (3,561)        (2,783)         8,618          7,427
     Income taxes                                            (1,377)        (1,061)         3,418          2,980
                                                            -------        -------       --------       --------
Net income (loss) before cumulative
  effect of change in accounting
  principle                                                 $(2,184)       $(1,722)      $  5,200       $  4,447
                                                            =======        =======       ========       ========

Gas gross margin decreased approximately $.1 million (1%) for the quarter and increased approximately $2.4 million (6%) for the six months ended June 30, 2003, compared to the same periods in 2002. Residential and commercial sales volumes decreased 10% and 6%, respectively, for the quarter, and increased 10% and 11%, respectively, for the six months ended June 30, 2003. Heating degree days were 15% lower for the quarter and 13% higher for the six months ended June 30, 2003, compared to the same periods in 2002.

The cost of gas increased $4.4 million (20%) for the quarter and $35 million (49%) for the six months ended June 30, 2003, compared to the same periods in 2002, primarily due to higher natural gas prices. These costs were passed through to customers via the Purchased Gas Adjustment (PGA).

Gas operation and maintenance expense increased $.9 million (10%) for the quarter, and $1.4 million (8%) for the six months ended June 30, 2003, compared to the same period in 2002. The increases for the quarter and six months ended June 30, 2003, were primarily due to increased employee benefit costs, including pension and postretirement health care benefits ($1.5 million and $3.0 million, respectively). At the Holding Company (included in the CILCORP Other segment), approximately $1.6 million and $3.2 million of pre-tax income was recorded, respectively, in the second quarter and for the six months ended June 30, 2003, as amortization of a purchase accounting fair value adjustment related to the gas portion of the pension and postretirement health care benefit liabilities.

Interest charges decreased $.4 million (27%) for the quarter and $.7 million (23%) for the six months ended June 30, 2003, compared to the same periods in 2002. The decrease was primarily due to the redemption of $75 million of higher cost long-term debt that was replaced with lower cost borrowings from Ameren.

The decrease in income tax expense for the second quarter of 2003 was due to lower pre-tax income.

The increase in income tax expense for the six months ended June 30, 2003, was primarily due to higher pre-tax income.

CILCO Other

The following table summarizes CILCO Other's income and deductions.

Components of CILCO Other                                 Three Months Ended               Six Months Ended
  Income                                                     June 30,                         June 30,
                                                           2003      2002                  2003        2002
                                                                          (In thousands)
                                                                           (Unaudited)

Revenue                                                    $ 34,667       $ 28,437       $ 67,746       $ 50,187
Expense                                                     (29,162)       (20,968)       (60,352)       (41,011)
                                                           --------       --------       --------       --------
Gross margin                                                  5,505          7,469          7,394          9,176
                                                           --------       --------       --------       --------
Operating expenses                                            2,075            476          3,984          1,381
                                                           --------       --------       --------       --------
Other income and (deductions):
  Miscellaneous income                                           91             36            213             46
  Miscellaneous expense                                        (618)          (658)        (1,062)        (1,375)
  Income taxes                                                  647            662          1,252          1,349
                                                           --------       --------       --------       --------
Total other income and (deductions)                             120             40            403             20
                                                           --------       --------       --------       --------
Preferred stock dividends                                       539            539          1,079          1,079
                                                           --------       --------       --------       --------
Income before taxes                                           3,011          6,494          2,734          6,736
  Income taxes                                                1,361          2,774          1,353          3,094
                                                           --------       --------       --------       --------
Net income before cumulative effect
  of change in accounting principle                        $  1,650       $  3,720       $  1,381       $  3,642
                                                           ========       ========       ========       ========

CILCO Other's gross margin decreased $2.0 million (26%) for the quarter and $1.8 million (19%) for the six months ended June 30, 2003, compared to the same periods in 2002. The decrease is due to a higher margin per MWh sold to non rate-regulated electric customers in Illinois outside of CILCO's service territory during 2002. These sales are typically backed with power purchases arranged in approximately the same time period. The increased margin per MWh sold was the result of terminating an existing power purchase contract in 2002 (See Note 2 - Contingencies for a discussion of the Enron Contract) and replacing the supply at a lower cost. These sales of electricity were to customers eligible to choose their energy supplier under the Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law).

Operating expenses increased $1.6 million for the quarter and $2.6 million for the six months ended June 30, 2003, primarily due to severance costs associated with the acquisition by Ameren.

CILCORP Other

The following table summarizes CILCORP Other's revenue and expenses for the three and six months ended June 30, 2003 and 2002. CILCORP Other's results include income earned and expenses incurred at the Holding Company, CIM, CVI, ESE Land Corporation and CILCORP Infraservices Inc. The CILCORP Other segment also includes the effects of purchase accounting fair value adjustments and the elimination of all intercompany transactions. Amortization of these purchase accounting fair value adjustments relates primarily to pension and postretirement liabilities, coal contract liabilities, long-term debt, electric plant in service and emission allowance assets.


Components of CILCORP Other                                Three Months Ended              Six Months Ended
Net Loss                                                        June 30,                       June 30,
                                                             2003      2002                  2003       2002
                                                                             (In thousands)
                                                                              (Unaudited)
Revenue:
Leveraged lease revenue                                     $ 1,099       $  1,290      $  2,240        $  2,616
Gas marketing revenue                                        19,397         10,004        61,509          26,317
Other revenue                                                   581            426           332             788
                                                            -------       --------      --------        --------
   Total revenue                                             21,077         11,720        64,081          29,721
                                                            -------       --------      --------        --------
Operating Expenses:
Gas                                                          19,849          9,895        61,813          26,178
Fuel and purchased power                                      3,053             --         2,495              --
Other operations                                             (4,858)           355        (9,295)            660
Depreciation and amortization                                 2,187            355         4,000             702
Taxes, other than income taxes                                   23             22            47              42
                                                            -------       --------      --------        --------
     Total operating expenses                                20,254         10,627        59,060          27,582
                                                            -------       --------      --------        --------
Other income and (deductions):
  Miscellaneous income                                           10             16            27             306
                                                            -------       --------      --------        --------
  Total other income and (deductions)                            10             16            27             306
                                                            -------       --------      --------        --------
Interest charges:
  Interest expense                                            8,316         11,222        18,008          22,071
                                                            -------       --------      --------        --------
  Total interest charges                                      8,316         11,222        18,008          22,071
                                                            -------       --------      --------        --------
Loss before income taxes                                     (7,483)       (10,113)      (12,960)        (19,626)
  Income taxes                                               (3,947)        (4,218)       (6,346)         (8,402)
                                                            -------       --------      --------        --------
Net loss before cumulative effect of
  change in accounting principle                            $(3,536)      $ (5,895)     $ (6,614)       $(11,224)
                                                            =======       ========      ========        ========


Leveraged lease revenue decreased $.2 million (15%) for the three months ended and $.4 million (14%) for the six months ended June 30, 2003, compared to the same periods in 2002, due primarily to a reduction in the residual value of one of the leveraged leases in 2002.

Gas marketing revenue and cost of gas increased $9.4 million and $10 million, respectively, in the second quarter of 2003 compared to the same quarter in 2002. Gas marketing revenue and cost of gas increased $35.2 million and $35.6 million, respectively, in the six months ended June 30, 2003, compared to the same period in 2002. The increases were mainly due to higher natural gas prices.

Other revenue decreased $.5 million in the six months ended June 30, 2003, compared to the same period in 2002, mainly due to the expiration of a services contract in 2002.

Fuel and purchased power represents $3.1 million and $2.5 million of amortization of purchase accounting fair value adjustments in the second quarter and six months ended June 30, 2003, respectively. Coal and other contract liabilities and emission credits at the power plants were fair valued through purchase accounting.

Other operations expenses represent $4.9 million of income in the second quarter and $9.3 million of income for the six months ended June 30, 2003, at the Holding Company due primarily to purchase accounting fair value adjustments to the pension and postretirement benefit liabilities of $4.4 million and $8.6 million, for the three and six month periods ended June 30, 2003, respectively. CILCORP consolidated pension and postretirement benefit expenses are lower than CILCO's expenses due to the fair value adjustment to these liabilities.

Depreciation and amortization increased $1.8 million and $3.3 million for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002, due primarily to purchase accounting adjustments increasing the fair market value of the Duck Creek and Edwards power plants ($2.2 million and $4.0 million). The increase in value is being depreciated over the estimated remaining lives of the power plants.

Interest expense decreased $2.9 million (26%) in the second quarter and $4.1 million (18%) in the six months ended June 30, 2003, compared to the same periods in 2002, primarily as a result of a purchase accounting fair value adjustment to the CILCORP long-term debt. The fair value increase in long-term debt is being amortized as a reduction in interest expense over the remaining life of the debt ($2.6 million for the second quarter and $3.3 million for the six months ended June 30, 2003).

The income tax benefit decreased for the second quarter and six months ended June 30, 2003, compared to the same periods in 2002, due to a lower loss before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Operating

CILCORP's net cash flows provided by operating activities totaled $47.1 million for the first six months of 2003, compared to $51.0 million for the same period in 2002. Cash provided from operations decreased in 2003, primarily due to timing of payments on accounts payable and accrued taxes, partially offset by the timing of receipts on accounts receivable.

CILCO's net cash flows provided by operating activities totaled $71.8 million for the first six months of 2003, compared to $57.4 million for the same period in 2002. Cash provided from operations increased in 2003, primarily due to timing of payments on accounts payable and other liabilities.

The tariff-based gross margin of CILCO (the rate-regulated utility operating company) continues to be the principal source of cash from operating activities. CILCO's diversified retail customer mix of primarily rate-regulated residential, commercial and industrial classes and a commodity mix of gas and electric service provide a reasonably predictable source of cash flows.


Investing

CILCORP's net cash used in investing activities was $48.7 million for the first six months of 2003, compared to $63.2 million for the same period in 2002. CILCO's net cash used in investing activities was $53.3 million for the first six months of 2003, compared to $63.9 million for the same period in 2002. In the first six months of 2003, construction expenditures were $54.3 million (2002
- $63.1 million), consisting primarily of nitrogen oxide (NOx) reduction equipment expenditures at the Edwards and Duck Creek power plants, replacements and improvements to the existing electric transmission and distribution and natural gas distribution systems. Capital expenditures relating to the Company's rate-regulated and non rate-regulated operations are expected to approximate $100 million in 2003.

CILCORP and CILCO's capital expenditure program is subject to periodic review and revision, and actual capital expenditures may vary because of numerous factors. These factors include, but are not limited to, changes in business conditions, changes in environmental regulations, changes in load growth estimates, increasing costs of labor, equipment and materials, and cost of capital.


Financing

CILCORP's cash flows provided by financing activities totaled $.3 million for the first six months of 2003, compared to $73.0 million for the same period in 2002. CILCO's cash flows used in financing activities totaled $33.0 million for the first six months of 2003, compared to cash flows provided by financing activities of $65.0 million for the same period in 2002. The principal financing activities for the first six months of 2003 included the redemptions of long-term and short-term debt, offset by issuances of short-term debt. CILCO also paid common dividends of $21.5 million to CILCORP, but no dividends were paid by CILCORP. The first six months of 2002 included the issuances of $100 million of long-term debt at CILCO, redemption of short-term debt and payment of $28.0 million of common dividends from CILCO to CILCORP. CILCORP paid no dividends in the first six months of 2002.

CILCO and CILCORP have PUHCA authority to have up to an aggregate of $250 million each of short-term unsecured debt instruments outstanding at any time.


Short-Term Debt and Liquidity

At June 30, 2003, CILCO had committed credit facilities, expiring at various dates during 2003 and 2004, totaling $59 million, all of which were unused and available. At June 30, 2003, Ameren and its subsidiaries had committed credit facilities, expiring at various dates between 2003 and 2005, totaling $772 million, excluding separate credit facilities of CILCO of $59 million, EEI of $41 million and AmerenUE's nuclear fuel lease facilities of $120 million. The $772 million of committed credit facilities were available for use by two of Ameren's rate-regulated subsidiaries, AmerenUE and AmerenCIPS, and Ameren Services Company through Ameren's utility money pool arrangement, and $600 million of this amount may be used by Ameren Corporation, and most of its non rate-regulated subsidiaries including, but not limited to, Resources Company, Generating Company, Marketing Company, AmerenEnergy Fuels and Services Company
and AmerenEnergy through Ameren's non-regulated subsidiary money pool arrangement. CILCORP and CILCO may also access up to $600 million of these facilities through direct borrowings from Ameren Corporation, subject to reduction by use by other Ameren subsidiaries and applicable borrowing limitations. These committed credit facilities are used to support commercial paper programs under which $177 million was outstanding at June 30, 2003. At
June 30, 2003, $595 million was unused and available under these committed credit facilities.

In July 2003, Ameren entered into two new credit agreements for $470 million in revolving credit facilities to be used for general corporate purposes, including the support of Ameren's and AmerenUE's commercial paper programs. The $470 million in new facilities includes a $235 million 364-day revolving credit facility and a $235 million three-year revolving credit facility. These new credit facilities replaced Ameren's existing $270 million 364-day revolving credit facility, which matured in July 2003, and a $200 million facility, which would have matured in December 2003. The new credit facilities contain provisions which require Ameren to meet minimum Employee Retirement Income Security Act (ERISA) funding requirements for its pension plan. The prior credit facilities included more restrictive provisions related to the funded status of Ameren's pension plan, which are not present in the new facilities. In addition, in July 2003, Ameren entered into an amendment of an existing $130 million multi-year credit facility that similarly modified the ERISA-related provisions in this facility. As a result, all of Ameren's facilities require it to meet minimum ERISA funding requirements, but do not otherwise limit the underfunded status of its pension plan. At July 31, 2003, all of such borrowing capacity under these facilities was available.

Subject to the receipt of regulatory approval, which is being pursued, CILCO will participate in Ameren's utility money pool arrangement. Under this arrangement, CILCO will have access to up to $772 million of additional committed liquidity, subject to reduction based on use by other utility money pool participants, but increased to the extent other pool participants have surplus cash balances, which may be used to fund pool needs. CILCORP may access up to $600 million of committed credit facilities at Ameren subject to reduction based on use by its affiliates and subject to a $250 million intercompany borrowing restriction pursuant to CILCORP's financing authority under the PUHCA.

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

Financial Agreement Provisions and Covenants

CILCORP's and CILCO's financial agreements include customary default or cross default provisions that could impact the continued availability of credit or result in the acceleration of repayment. The majority of Ameren and its subsidiaries' committed credit facilities require the borrower to represent in connection with any borrowing under the facility that no material adverse change has occurred since certain dates. The financing arrangements of Ameren and its subsidiaries do not contain credit rating triggers, except for three funded bank term loans at CILCO totaling $105 million at June 30, 2003.

At June 30, 2003, Ameren and its subsidiaries, including CILCORP and CILCO, were in compliance with their financial agreement provisions and covenants.


Debt Issuances and Redemptions

On February 10, 2003, CILCO repaid $25.4 million first mortgage bonds 6.82% Series which matured on that date. In April 2003, three series of CILCO's first mortgage bonds were redeemed prior to maturity. These included CILCO's $65 million principal amount 8.20% series due January 15, 2022, at a redemption price of 103.29% and two 7.8% series totaling $10 million principal amount due February 9, 2023, at a redemption price of 103.90%.


Off-Balance Sheet Arrangements

At June 30, 2003, neither CILCORP, nor any of its subsidiaries, had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business.

OUTLOOK

The Company believes there will be challenges to earnings in 2003 and beyond due to industry-wide trends and company-specific issues. The following are expected to put pressure on earnings in 2003 and beyond:

o    Weak economic conditions, which impact native load demand,
o Power prices in the Midwest will impact the cost of power the Company purchases in the interchange markets. Although long-term power prices continue to be generally soft, short-term power prices have strengthened significantly from the prior year in the first six months of 2003 due primarily to higher prices for natural gas,
o    Fixed electric rates in CILCO's service territory,
o The adverse effects of rising employee benefit costs and higher insurance costs, and
o    An assumed return to more normal weather patterns.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

The market risk inherent in the Company's non rate-regulated activities is the potential loss arising from adverse changes in natural gas and electric commodity prices relative to the physical and financial positions that the Company maintains. The prices of natural gas and electricity are subject to fluctuations resulting from changes in supply and demand. The Company is engaged in non rate-regulated electric retail and natural gas sales throughout Illinois, including wholesale power purchases and sales to utilize its electric generating capability. At June 30, 2003, these non rate-regulated activities had net open market price risk positions of approximately 700,000 MWh of electricity and 28,000 Mcf of natural gas. A market price sensitivity of 10% applied to positions open in the next twelve months is not material to the Company. See
Note 4 for a discussion of the Company's use of financial derivatives for hedging purposes. Due to the high correlation between the changes in the value of the financial instrument positions held by the Company and the change in price of the underlying commodity, the net effect on the Company's net income resulting from the change in value of these financial instruments is not expected to be material.

The following table summarizes the favorable (unfavorable) changes in the fair value of all the Company's derivatives marked to market during the second quarter of 2003:

                                                                 (In thousands)
Fair value of contracts at beginning of period, net                  $ 621
  Contracts which were realized or otherwise settled
    during the period                                                 (253)
  Changes in fair values attributable to changes in
    valuation techniques and assumptions                                --
  Fair value of new contracts entered during
    the period                                                          --
  Other changes in fair value                                          154
                                                                     -----
Fair value of contracts outstanding at end of period, net            $ 522
                                                                     =====

Maturities of all derivative contracts as of June 30, 2003, were less than one year and were all with investment-grade counterparties. Fair values are all determined based on actively quoted prices.


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

Utilizing the Company's debt outstanding at June 30, 2003, if interest rates increased by 1%, the Company's annual interest expense would increase by approximately $2.2 million and net income would decrease by approximately $1.3 million. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.


Credit Risk

As of June 30, 2003, the Company had approximately $131 million invested in seven leveraged leases. The Company analyzes each counterparty's financial condition prior to entering into sales, forwards, swaps, futures or option contracts and monitors counterparty exposure associated with our leveraged leases. The Company also establishes credit limits for these counterparties and monitors the appropriateness of these limits on an ongoing basis through a credit risk management program which involves daily exposure reporting to senior management, master trading and netting agreements, and credit support management such as letters of credit and parental guarantees.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2003, the principal executive officer and principal financial officer of CILCORP and CILCO have evaluated the effectiveness of the design and operation of CILCORP's and CILCO's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, the principal executive officer and principal financial officer of CILCORP and CILCO have concluded that such disclosure controls and procedures are effective in timely alerting them to any material information relating to CILCORP's and CILCO's consolidated subsidiaries required to be included in CILCORP's and CILCO's reports filed or submitted with the SEC under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

There has been no significant change in CILCORP's and CILCO's internal control over financial reporting that occurred during CILCORP's and CILCO's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect CILCORP's and CILCO's internal control over financial reporting.


FORWARD-LOOKING STATEMENTS

Statements made in this report which are not based on historical facts are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, CILCORP is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

     o changes in laws and other governmental actions, including monetary and fiscal policies;
     o the impact on CILCORP of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
     o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of CILCORP's business at both the state and federal levels;
     o the effects of participation in a FERC-approved Regional Transmission Organization, including activities associated with the Midwest Independent System Operator, Inc.;
     o availability and future market prices for fuel for the production of electricity, such as coal and natural gas, purchased power, electricity and natural gas for distribution, including the use of financial and derivative instruments, the volatility of changes in market prices and the ability to recover increased costs;
     o    average rates for electricity in the Midwest;
     o    business and economic conditions;
     o the impact of the adoption of new accounting standards on the application of appropriate technical accounting rules and guidance;

     o    interest rates and the  availability  of capital;
     o    actions of rating agencies and the effects of such actions;
     o    weather conditions;
     o the effects of strategic initiatives, including acquisitions and divestitures;
     o the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
     o future wages and employee benefit costs, including changes in returns of benefit plan assets;
     o disruptions of the capital markets or other events making CILCORP's access to necessary capital more difficult or costly;
     o competition from other generating facilities, including new facilities that may be developed in the future;
     o    difficulties in integrating CILCO with Ameren's other businesses;
     o changes in the coal markets, environmental laws or regulations or other factors adversely impacting synergy assumptions in connection with Ameren's acquisition of CILCORP;
     o cost and availability of transmission capacity for the energy generated by CILCO's generating facilities or required to satisfy its energy sales; and
     o    legal and administrative proceedings.

Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, neither CILCORP nor CILCO undertakes an obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Note 7 under Item 8. "Financial Statements and Supplementary Data" in Part II of the Company's 2002 Annual Report on Form 10-K, to Note 14 to the Notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders of CILCORP's parent, Ameren Corporation, which is incorporated by reference into Item 8. "Financial Statements and Supplementary Data" in Part II of Ameren's 2002 Annual Report on Form 10-K, as amended by Form 10-K/A, and to Item 1. "Legal Proceedings" in Part II of Ameren's Form 10-Q for the quarterly period ended March 31, 2003, for a discussion of a number of lawsuits that name CILCORP affiliates, Union Electric Company, operating as AmerenUE, and Central Illinois Public Service Company, operating as AmerenCIPS, its parent, Ameren, and Central Illinois Light Company, operating as AmerenCILCO (referred to as the Ameren companies), along with numerous other parties as defendants that have been filed by plaintiffs claiming varying degrees of injury from asbestos exposure. Since the filing of Ameren's Form 10-Q for the quarterly period ended March 31, 2003, eleven additional lawsuits have been filed against the Ameren companies. These lawsuits, like the previous cases, were mostly filed in the Circuit Court of Madison County in Illinois, involve a large number of total defendants and seek unspecified damages in excess of $50,000, which, if proved, typically would be shared among the named defendants. Also since the filing of Ameren's Form 10-Q for the quarterly period ended March 31, 2003, the Ameren companies have settled one case. To date, a total of 164 asbestos-related lawsuits have been filed against the Ameren companies, of which 84 are pending, 17 have been settled and 63 have been dismissed. Of these 164 lawsuits, AmerenCILCO has been specifically named as a defendant in 13 (mostly in the Circuit Courts of Madison, Cook and Peoria Counties in Illinois), of which 11 are pending, one has been settled and one has been dismissed. No additional lawsuits have been filed against AmerenCILCO since the Company filed its 2002 Annual Report on Form 10-K. The Company believes that the final disposition of these proceedings will not have a material adverse effect on its financial position, results of operations or liquidity.

Note 2. Contingencies and Note 3. Rate and Regulatory Matters to the Consolidated Financial Statements of CILCORP Inc. and Central Illinois Light Company under Item 1 of Part I of this report contain additional information on legal and administrative proceedings which are incorporated by reference under this item.

Item 4. Submission of Matters To a Vote of Security Holders.

At AmerenCILCO's annual meeting of stockholders held on May 20, 2003, the election of directors was presented to the meeting for a vote and the results of such voting are as follows:

                                                                       Non-Voted
                 Name                        For            Withheld    Brokers
           ------------------              ---------        --------   ---------

           Paul A. Agathen                13,780,513         1,458         0
           Warner L. Baxter               13,780,513         1,458         0
           Scott A. Cisel                 13,780,513         1,458         0
           Richard A. Liddy               13,780,363         1,608         0
           Richard A. Lumpkin             13,780,413         1,558         0
           Paul L. Miller, Jr.            13,780,413         1,558         0
           Charles W. Mueller             13,780,513         1,458         0
           Douglas R. Oberhelman          13,780,363         1,608         0
           Gary L. Rainwater              13,780,513         1,458         0
           Harvey Saligman                13,780,413         1,558         0
           Thomas R. Voss                 13,780,513         1,458         0

Item 5. Other Information.

AmerenCILCO is a member of Mid-America Interconnected Network (MAIN), which is one of the regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply. In response to withdrawal notices filed by Commonwealth Edison and Illinois Power, also members of MAIN, AmerenCILCO, along with its affiliates, AmerenUE and AmerenCIPS, which are also members, provided formal written notice to the MAIN Board of Directors on June 23, 2003, of their intent to withdraw from MAIN effective January 1, 2005. AmerenCILCO and its affiliates intend to join another Regional Reliability Organization (RRO) prior to their withdrawal from MAIN becoming effective. Until their withdrawal is effective, AmerenCILCO and its affiliates will continue to honor all of their obligations as members of MAIN. If AmerenCILCO and its affiliates do not join another RRO, they may withdraw their notice of intent to withdraw from MAIN.

Any stockholder proposal intended for inclusion in the proxy material for AmerenCILCO's 2004 annual meeting of stockholders must be received by it by December 26, 2003. In addition, under AmerenCILCO's By-Laws, stockholders who intend to submit a proposal in person at an annual meeting, or who intend to nominate a director at a meeting, must provide advance written notice along with other prescribed information. In general, such notice must be received by AmerenCILCO's Secretary not later than 60 nor earlier than 90 days prior to the anniversary of the preceding year's annual meeting. For AmerenCILCO's 2004 annual meeting of stockholders, written notice of any in-person stockholder proposal or director nomination must be received not later than March 21, 2004, or earlier than February 20, 2004. AmerenCILCO's 2004 annual meeting of stockholders is scheduled to be held on April 27, 2004.


Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits filed herewith.

     3.1  By-Laws of CILCORP Inc. as amended effective May 20, 2003.

     3.2 By-Laws of Central Illinois Light Company as amended effective May 20, 2003.

     31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of CILCORP Inc. (required by Section 302 of the Sarbanes-Oxley Act of
          2002).

     31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of CILCORP Inc. (required by Section 302 of the Sarbanes-Oxley Act of
          2002).

     31.3 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Central Illinois Light Company (required by Section 302 of the Sarbanes-Oxley Act of 2002).

     31.4 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Central Illinois Light Company (required by Section 302 of the Sarbanes-Oxley Act of 2002).

     32.1 Section 1350 Certification of Principal Executive Officer of CILCORP Inc. (required by Section 906 of the Sarbanes-Oxley Act of 2002).

     32.2 Section 1350 Certification of Principal Financial Officer of CILCORP Inc. (required by Section 906 of the Sarbanes-Oxley Act of 2002).

     32.3 Section 1350 Certification of Principal Executive Officer of Central Illinois Light Company (required by Section 906 of the Sarbanes-Oxley Act of 2002).

     32.4 Section 1350 Certification of Principal Financial Officer of Central Illinois Light Company (required by Section 906 of the Sarbanes-Oxley Act of 2002).

(b) Reports on Form 8-K. CILCORP Inc. and Central Illinois Light Company filed the following report on Form 8-K during the quarterly period ended June 30, 2003:

                                       Items             Financial
     Date of Report                   Reported        Statements Filed
     --------------                   ---------       ----------------
     April 22, 2003 amendment
       to report on Form 8-K dated
       March 14, 2003                    4, 7              None


Note:Reports of Ameren Corporation on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-14756.

     Reports of Union Electric Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2967.

     Reports of Ameren Energy Generating Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 333-56594.

     Reports of Central Illinois Public Service Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-3672.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CILCORP INC.
                                           (Registrant)


August 14, 2003                            By   /s/Martin J. Lyons
                                              ------------------------------
                                                   Martin J. Lyons
                                              Vice President and Controller
                                             (Principal Accounting Officer)




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CENTRAL ILLINOIS LIGHT COMPANY
                                           (Registrant)




August 14, 2003                            By   /s/Martin J. Lyons
                                              ------------------------------
                                                   Martin J. Lyons
                                              Vice President and Controller
                                             (Principal Accounting Officer)