Form 10-Q
period 2004-03-31
CENTRAL ILLINOIS LIGHT CO; CENTRAL ILLINOIS PUBLIC SERVICE CO; UNION ELECTRIC CO; CILCORP INC; AMERENENERGY GENERATING CO; AMEREN CORP
filed 2004-05-10
CIK 18651, 18654, 100826, 762129, 1135361, 1002910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   (X) Quarterly report pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                       for the Quarterly Period Ended March 31, 2004

                                       OR

                   ( ) Transition report pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                       for the transition period from ________to _________.

                               Exact Name of Registrant as specified in its charter;
         Commission            State of Incorporation;                                  IRS Employer
         File Number           Address and Telephone Number                             Identification No.
         -----------           ----------------------------                             -----------------

         1-14756               Ameren Corporation                                         43-1723446
                               (Missouri Corporation)
                               1901 Chouteau Avenue
                               St. Louis, Missouri 63103
                               (314) 621-3222

         1-2967                Union Electric Company                                     43-0559760
                               (Missouri Corporation)
                               1901 Chouteau Avenue
                               St. Louis, Missouri 63103
                               (314) 621-3222

         1-3672                Central Illinois Public Service Company                    37-0211380
                               (Illinois Corporation)
                               607 East Adams Street
                               Springfield, Illinois 62739
                               (217) 523-3600

         333-56594             Ameren Energy Generating Company                           37-1395586
                               (Illinois Corporation)
                               1901 Chouteau Avenue
                               St. Louis, Missouri 63103
                               (314) 621-3222

         2-95569               CILCORP Inc.                                               37-1169387
                               (Illinois Corporation)
                               300 Liberty Street
                               Peoria, Illinois 61602
                               (309) 677-5230

         1-2732                Central Illinois Light Company                             37-0211050
                               (Illinois Corporation)
                               300 Liberty Street
                               Peoria, Illinois 61602
                               (309) 677-5230

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
                                                  Yes (X) No ( )

     Indicate by check mark whether each Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).


     Ameren Corporation                                       Yes    (X)              No     ( )
     Union Electric Company                                   Yes    ( )              No     (X)
     Central Illinois Public Service Company                  Yes    ( )              No     (X)
     Ameren Energy Generating Company                         Yes    ( )              No     (X)
     CILCORP Inc.                                             Yes    ( )              No     (X)
     Central Illinois Light Company                           Yes    ( )              No     (X)

     The number of shares outstanding of each Registrant's classes of common stock as of April 30, 2004, was as follows:

     Ameren Corporation                                       Common stock, $.01 par value - 182,643,788

     Union Electric Company                                   Common stock, $5 par value, held by Ameren
                                                              Corporation (parent company of the Registrant)-
                                                              102,123,834

     Central Illinois Public Service Company                  Common stock, no par value, held by Ameren
                                                              Corporation (parent company of the Registrant)-
                                                              25,452,373

     Ameren Energy Generating Company                         Common stock, no par value, held by Ameren Energy
                                                              Development Company (parent company of the
                                                              Registrant and indirect subsidiary of
                                                              Ameren Corporation) - 2,000

     CILCORP Inc.                                             Common stock, no par value, held by Ameren
                                                              Corporation (parent company of the Registrant)- 1,000

     Central Illinois Light Company                           Common stock, no par value, held by CILCORP Inc.
                                                              (parent company of the Registrant and subsidiary of
                                                              Ameren Corporation) - 13,563,871


     This combined Form 10-Q is separately filed by Ameren Corporation, Union Electric Company, Central Illinois Public Service Company, Ameren Energy Generating Company, CILCORP Inc. and Central Illinois Light Company. Each Registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

     Prior to the quarterly report on Form 10-Q for the period ended September 30, 2003, separate filings were made by each Registrant, except CILCORP Inc. and Central Illinois Light Company, which made a combined filing. Ameren Corporation and its subsidiaries changed to a combined filing in order to improve disclosure and to simplify administrative processes.

                         OMISSION OF CERTAIN INFORMATION

     Ameren Energy Generating Company and CILCORP Inc. meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format allowed under that General Instruction.

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
Glossary of Terms and Abbreviations..........................................................   5

Forward-looking Statements...................................................................   7

PART I.    Financial Information

   ITEM 1. Financial Statements (Unaudited)

           Ameren Corporation
           Consolidated Statement of Income..................................................   9
           Consolidated Balance Sheet........................................................  10
           Consolidated Statement of Cash Flows..............................................  11


           Union Electric Company
           Consolidated Statement of Income..................................................  12
           Consolidated Balance Sheet........................................................  13
           Consolidated Statement of Cash Flows..............................................  14

           Central Illinois Public Service Company
           Statement of Income...............................................................  15
           Balance Sheet.....................................................................  16
           Statement of Cash Flows...........................................................  17

           Ameren Energy Generating Company
           Statement of Income...............................................................  18
           Balance Sheet.....................................................................  19
           Statement of Cash Flows...........................................................  20

           CILCORP Inc.
           Consolidated Statement of Income..................................................  21
           Consolidated Balance Sheet........................................................  22
           Consolidated Statement of Cash Flows..............................................  23

           Central Illinois Light Company
           Consolidated Statement of Income..................................................  24
           Consolidated Balance Sheet........................................................  25
           Consolidated Statement of Cash Flows..............................................  26


           Combined Notes to Financial Statements............................................  27

   ITEM 2. Management's  Discussion  and Analysis of Financial  Condition and
           Results of Operations.............................................................  52

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk........................  71

   ITEM 4. Controls and Procedures...........................................................  75



PART II.   Other Information

   ITEM 1. Legal Proceedings.................................................................  75

   ITEM 6. Exhibits and Reports on Form 8-K..................................................  76

SIGNATURES...................................................................................  79


     This Form 10-Q contains "forward-looking  statements" within the meaning of
     Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q under the heading Forward-looking Statements. Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words "anticipates," "estimates,"
     "expects," "intends," "plans," "predicts," "projects" and similar expressions.

                       GLOSSARY OF TERMS AND ABBREVIATIONS

AERG - AmerenEnergy Resources Generating Company, a subsidiary of CILCO, which operates a non rate-regulated electric generation business in Illinois and which was formerly known as Central Illinois Generation, Inc.

AES - The AES Corporation.

AFS - Ameren Energy Fuels and Services Company, a subsidiary of Resources Company, which procures fuel and gas and manages the related risks for the Ameren Companies.

Ameren - Ameren Corporation and its subsidiaries on a consolidated basis. When referring to financing or acquisition activities, Ameren is defined as Ameren Corporation, the parent.

Ameren Companies - The individual Registrants within the Ameren consolidated group.

Ameren Energy - Ameren Energy, Inc., a subsidiary of Ameren Corporation, which serves as a power marketing and risk management agent for UE and Genco for transactions of primarily less than one year.

Ameren Services - Ameren Services Company, a subsidiary of Ameren Corporation, which provides a variety of support services to Ameren and its subsidiaries.

CILCO - Central Illinois Light Company, a subsidiary of CILCORP, which operates a rate-regulated transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. CILCO owns all of the common stock of AERG.

CILCORP - CILCORP Inc., a subsidiary of Ameren Corporation, which operates as a holding company for CILCO.

CIPS  -  Central  Illinois  Public  Service  Company,  a  subsidiary  of  Ameren
Corporation,   which  operates  a   rate-regulated   electric  and  natural  gas
transmission and distribution business in Illinois as AmerenCIPS.

CT - Combustion turbine generation equipment.

Development Company - Ameren Energy Development Company, a subsidiary of Resources Company and parent of Genco, which develops and constructs generating facilities for Genco.

DOE - Department of Energy, a governmental agency of the United States of America.

DOJ - Department of Justice, a governmental agency of the United States of America.

DRPlus - Ameren Corporation's dividend reinvestment and stock purchase plan.

Dynegy - Dynegy Inc., the indirect parent company of Illinois Power.

EEI - Electric Energy, Inc., a 60%-owned subsidiary of Ameren Corporation, which is 40% owned by UE and 20% owned by Resources Company, which operates electric generation and transmission facilities in Illinois.

EPA - Environmental Protection Agency, a governmental agency of the United States of America.

ERISA - Employee Retirement Income Security Act of 1974, as amended.

Exchange Act - Securities Exchange Act of 1934, as amended.

FASB - Financial Accounting Standards Board, a rulemaking organization that establishes financial accounting and reporting standards in the United States of America.

FCC - Federal Communications Commission, a governmental agency of the United States of America.

FERC - Federal Energy Regulatory Commission, a governmental agency of the United States of America that, among other things, regulates interstate transmission and wholesale sales of electricity and gas and related matters.

FIN  -  FASB  Interpretation  intended  to  clarify  accounting   pronouncements
previously issued by the FASB.

Fitch - Fitch Ratings, a leading global rating agency.

FTC - Federal Trade Commission, a governmental agency of the United States of America.

GAAP - Generally accepted accounting principles in the United States of America.

Genco - Ameren Energy Generating Company, a subsidiary of Development Company, which operates a non rate-regulated electric generation business in Illinois and Missouri.

GridAmerica Companies - UE, CIPS, American Transmission Systems, Inc., a subsidiary of FirstEnergy Corp., and Northern Indiana Public Service Company, a subsidiary of NiSource, Incorporated.

Hart-Scott-Rodino Act - Hart-Scott-Rodino Antitrust Improvements Act of 1976, which establishes procedures for companies involved in transactions that meet certain criteria to file a premerger notification with the FTC and the DOJ Antitrust Division and to wait prescribed time periods for government review prior to completing their transaction.

Heating Degree Days - The summation of negative differences between the mean daily temperature and the 65o Fahrenheit base. This statistic is useful as an indicator of demand for electricity and natural gas for winter space heating for residential and commercial customers.

IBEW - International Brotherhood of Electrical Workers.

ICC - Illinois Commerce Commission, a state agency that regulates the Illinois utility businesses and operations of UE, CIPS and CILCO.

Illinois Customer Choice Law - Illinois Electric Service Customer Choice and Rate Relief Law of 1997, which provides for electric utility restructuring and introduces competition into the retail supply of electric energy in Illinois.

Illinois Power - Illinois Power Company, a wholly owned subsidiary of Illinova Corporation, which is a subsidiary of Dynegy.

ITC - Independent Transmission Company.

IUOE - International Union of Operating Engineers.

Marketing Company - Ameren Energy Marketing Company, a subsidiary of Resources Company, which markets power for periods primarily over one year.

Medina Valley - AmerenEnergy Medina Valley Cogen (No. 4), LLC and its subsidiaries, which are subsidiaries of Resources Company, which indirectly own a 40 megawatt, gas-fired electric generation plant.

Midwest ISO - Midwest Independent Transmission System Operator Inc.

Missouri Environmental Authority - State Environmental Improvement and Energy Resources Authority of the State of Missouri, a governmental instrumentality that is authorized to finance environmental projects through the issuance of tax exempt bonds and notes.

Money Pool - Borrowing arrangements with and among the Ameren Companies to coordinate and provide for certain short-term cash and working capital requirements. Separate money pools are maintained between rate-regulated and non rate-regulated businesses.

Moody's - Moody's Investors Service, Inc., a leading global rating agency.

MoPSC - Missouri Public Service Commission, a state agency that regulates the Missouri utility business and operations of UE.

NRC - Nuclear Regulatory Commission, a governmental agency of the United States of America.

NOx - Nitrogen oxide.

NYMEX - New York Mercantile Exchange.

OATT - Open Access Transmission Tariff.

OCI - Other Comprehensive  Income (Loss) as defined by GAAP.

PUHCA - Public Utility Holding Company Act of 1935, as amended.

Resources  Company - Ameren  Energy  Resources  Company,  a subsidiary of Ameren
Corporation,   which  consists  of  non  rate-regulated  operations,   including
Development Company, Genco, Marketing Company, AFS and Medina Valley.

RTO - Regional Transmission Organization.

S&P - Standard and Poor's Inc., a leading global rating agency.

SEC - Securities and Exchange Commission, a governmental agency of the United States of America.

SFAS - Statement of Financial Accounting Standards, the accounting and financial reporting rules issued by the FASB.

SO2 - Sulfur dioxide.

UE - Union Electric Company, a subsidiary of Ameren Corporation, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.




--------------------------------------------------------------------------------


     When we refer to "our", "we" or "us", it indicates that the referred information relates to all Ameren Companies. When we refer to financing or acquisition activities, we are defining Ameren as the parent holding company. When appropriate, subsidiaries of Ameren are specifically referenced in order to distinguish among their different business activities.

FORWARD-LOOKING STATEMENTS

     Statements made in this report which are not based on historical facts are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such "forward-looking" statements:
o the closing and timing of Ameren's acquisition of Illinois Power and the impact of any conditions imposed by regulators in connection with their approval thereof;
o the effects of the stipulation and agreement relating to the UE Missouri electric excess earnings complaint case and other regulatory actions, including changes in regulatory policy;
o changes in laws and other governmental actions, including monetary and fiscal policies;
o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of our business at both the state and federal levels;
o    the effects of participation in the Midwest ISO;
o the availability of fuel for the production of electricity, such as coal and natural gas, and purchased power and natural gas for distribution, and the level and volatility of future market prices for such commodities, including the ability to recover any increased costs;
o    the use of financial and derivative instruments;
o    average rates for electricity in the Midwest;
o    business and economic conditions;
o the impact of the adoption of new accounting standards and the application of appropriate technical accounting rules and guidance;
o    interest  rates and the  availability  of  capital;
o    actions of ratings agencies and the effects of such actions;
o    weather conditions;
o    generation plant construction, installation and performance;
o    operation of nuclear power facilities and decommissioning costs;
o    the  effects  of  strategic   initiatives,   including   acquisitions   and
     divestitures;
o the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
o future wages and employee benefits costs, including changes in returns on benefit plan assets;
o disruptions of the capital markets or other events making the Ameren Companies' access to necessary capital more difficult or costly;
o competition from other generating facilities, including new facilities that may be developed;
o difficulties in integrating CILCO and Illinois Power (if consummated) with Ameren's other businesses;
o changes adversely impacting synergy assumptions in connection with the CILCORP and Illinois Power (if consummated) acquisitions;
o cost and availability of transmission capacity for the energy generated by the Ameren Companies' generating facilities or required to satisfy energy sales made by the Ameren Companies; and
o    legal and administrative proceedings.

     Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                               AMEREN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
               (Unaudited) (In millions, except per share amounts)


                                                                          Three Months Ended
                                                                               March 31,
                                                                       ----------------------
                                                                           2004         2003
                                                                       ----------  ----------
Operating Revenues:
 Electric                                                              $     913   $     856
 Gas                                                                         301         250
 Other                                                                         2           2
                                                                       ----------  ----------
     Total operating revenues                                              1,216       1,108
                                                                       ----------  ----------
Operating Expenses:
 Fuel and purchased power                                                    271         232
 Gas purchased for resale                                                    213         181
 Other operations and maintenance                                            306         292
 Depreciation and amortization                                               130         124
 Taxes other than income taxes                                                80          78
                                                                       ----------  ----------
     Total operating expenses                                              1,000         907
                                                                       ----------  ----------
Operating Income                                                             216         201
Other Income and (Deductions):
   Miscellaneous income                                                        8           6
   Miscellaneous expense                                                      (1)         (3)
                                                                       ----------  ----------
     Total other income and (deductions)                                       7           3
                                                                       ----------  ----------
Interest Charges and Preferred Dividends:
 Interest                                                                     64          66
 Preferred dividends of subsidiaries                                           3           3
                                                                       ----------  ----------
     Net interest charges and preferred dividends                             67          69
                                                                       ----------  ----------
Income Before Income Taxes and Cumulative Effect of Change
  in Accounting Principle                                                    156         135
Income Taxes                                                                  59          52
                                                                       ----------  ----------
Income Before Cumulative Effect of Change in Accounting
  Principle                                                                   97          83
Cumulative Effect of Change in Accounting Principle,
  Net of Income Taxes of $- and $12                                            -          18
                                                                       ----------  ----------
Net Income                                                             $      97   $     101
                                                                       ==========  ==========
Earnings per Common Share - Basic and Diluted:
  Income before cumulative effect of change
    in accounting principle                                            $    0.55   $    0.52
  Cumulative effect of change in accounting
    principle, net of income taxes                                             -        0.11
                                                                       ----------  ----------
Earnings per Common Share - Basic and Diluted                          $    0.55   $    0.63
                                                                       ==========  ==========

Dividends per Common Share                                             $   0.635   $   0.635
Average Common Shares Outstanding                                          174.3       158.9



The accompanying notes are an integral part of these consolidated financial statements.


                               AMEREN CORPORATION
                           CONSOLIDATED BALANCE SHEET
               (Unaudited) (In millions, except per share amounts)

                                                                                 March 31,        December 31,
                                                                                   2004              2003
                                                                                ------------      ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                     $       633       $       111
  Accounts receivables - trade (less allowance for doubtful
    accounts of $12 and $13, respectively)                                              326               326
  Unbilled revenue                                                                      199               221
  Miscellaneous accounts and notes receivable                                            63               126
  Materials and supplies, at average cost                                               412               487
  Other current assets                                                                   54                46
                                                                                ------------      ------------
   Total current assets                                                               1,687             1,317
                                                                                ------------      ------------
Property and Plant, Net                                                              10,963            10,920
Investments and Other Non-Current Assets:
  Investments in leveraged leases                                                       161               164
  Nuclear decommissioning trust fund                                                    218               212
  Goodwill and other intangibles, net                                                   565               574
  Other assets                                                                          344               320
                                                                                ------------      ------------
   Total investments and other non-current assets                                     1,288             1,270
                                                                                ------------      ------------
Regulatory Assets                                                                       701               729
                                                                                ------------      ------------
           TOTAL ASSETS                                                         $    14,639       $    14,236
                                                                                ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt                                          $       331       $       498
  Short-term debt                                                                         2               161
  Accounts and wages payable                                                            249               480
  Taxes accrued                                                                         182               103
  Other current liabilities                                                             252               215
                                                                                ------------      ------------
   Total current liabilities                                                          1,016             1,457
                                                                                ------------      ------------
Long-term Debt, Net                                                                   4,068             4,070
Preferred Stock of Subsidiary Subject to Mandatory Redemption                            21                21
Deferred Credits and Other Non-Current Liabilities:
  Accumulated deferred income taxes, net                                              1,800             1,853
  Accumulated deferred investment tax credits                                           148               151
  Regulatory liabilities                                                                832               824
  Asset retirement obligations                                                          419               413
  Accrued pension and other postretirement benefits                                     741               699
  Other deferred credits and liabilities                                                186               190
                                                                                ------------      ------------
   Total deferred credits and other non-current liabilities                           4,126             4,130
                                                                                ------------      ------------
Preferred Stock of Subsidiaries Not Subject to Mandatory Redemption                     182               182
Minority Interest in Consolidated Subsidiaries                                           23                22
Commitments and Contingencies (Note 9)
Stockholders' Equity:
  Common stock, $.01 par value, 400.0 shares authorized -
    shares outstanding of 182.5 and 162.9, respectively                                   2                 2
  Other paid-in capital, principally premium on common stock                          3,425             2,552
  Retained earnings                                                                   1,834             1,853
  Accumulated other comprehensive income (loss)                                         (44)              (44)
  Other                                                                                 (14)               (9)
                                                                                ------------      ------------
   Total stockholders' equity                                                         5,203             4,354
                                                                                ------------      ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    14,639       $    14,236
                                                                                ============      ============


The acccompanying notes are an integral part of these consolidated financial statements.


                               AMEREN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited) (In millions)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                   ------------------------
                                                                                      2004         2003

                                                                                   -----------   ----------

Cash Flows From Operating Activities:
 Net income                                                                        $       97    $     101
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Cumulative effect of change in accounting principle                                     -          (18)
    Depreciation and amortization                                                         130          124
    Amortization of nuclear fuel                                                            8            7
    Amortization of debt issuance costs and premium/discounts                               3            2
    Deferred income taxes, net                                                            (24)           3
    Deferred investment tax credits, net                                                   (3)          (3)
    Coal contract settlement                                                                9            -
    Changes in assets and liabilities, excluding the effects of the acquisitions:
       Receivables, net                                                                    37           13
       Materials and supplies                                                              75           44
       Accounts and wages payable                                                        (195)        (186)
       Taxes accrued                                                                       79           68
       Assets, other                                                                      (15)           5
       Liabilities, other                                                                  55           73
       Other                                                                              (12)          (7)
                                                                                   -----------   -----------
Net cash provided by operating activities                                                 244          226
                                                                                   -----------   -----------

Cash Flows From Investing Activities:
 Construction expenditures                                                               (165)        (144)
 Acquisitions, net of cash acquired                                                         -         (488)
 Nuclear fuel expenditures                                                                 (3)           -
 Other                                                                                      7            3
                                                                                   -----------   -----------
Net cash used in investing activities                                                    (161)        (629)
                                                                                   -----------   -----------

Cash Flows From Financing Activities:
 Dividends on common stock                                                               (116)        (102)
 Capital issuance costs                                                                   (22)         (10)
 Redemptions, repurchases and maturities:
   Nuclear fuel lease                                                                     (67)          (2)
   Short-term debt                                                                       (159)        (255)
   Long-term debt                                                                        (100)         (31)
 Issuances:
   Common stock                                                                           903          285
   Long-term debt                                                                           -          184
                                                                                   -----------   -----------
Net cash provided by financing activities                                                 439           69
                                                                                   -----------   -----------

Net change in cash and cash equivalents                                                   522         (334)
Cash and cash equivalents at beginning of year                                            111          628
                                                                                   -----------   -----------
Cash and cash equivalents at end of period                                         $      633    $     294
                                                                                   ===========   ===========

Cash Paid During the Periods:
 Interest                                                                          $       45    $      45
 Income taxes, net                                                                         34           11



The accompanying notes are an integral part of these consolidated financial statements.


                             UNION ELECTRIC COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited) (In millions)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                 -----------------------------
                                                                                      2004             2003
                                                                                 -----------      ------------
Operating Revenues:
  Electric                                                                       $       548      $       555
  Gas                                                                                     72               65
                                                                                 ------------     ------------
       Total operating revenues                                                          620              620
                                                                                 ------------     ------------

Operating Expenses:
  Fuel and purchased power                                                               143              140
  Gas purchased for resale                                                                44               39
  Other operations and maintenance                                                       193              187
  Depreciation and amortization                                                           72               70
  Taxes other than income taxes                                                           55               53
                                                                                 ------------     ------------
       Total operating expenses                                                          507              489
                                                                                 ------------     ------------

Operating Income                                                                         113              131

Other Income and (Deductions):
  Miscellaneous income                                                                     5                1
  Miscellaneous expense                                                                   (1)              (1)
                                                                                 ------------     ------------
       Total other income and (deductions)                                                 4                -
                                                                                 ------------     ------------

Interest Charges                                                                          25               25
                                                                                 ------------     ------------
Income Before Income Taxes                                                                92              106

Income Taxes                                                                              34               38
                                                                                 ------------     ------------

Net Income                                                                                58               68

Preferred Stock Dividends                                                                  1                1
                                                                                 ------------     ------------

Net Income Available to Common Stockholder                                       $        57      $        67
                                                                                 ============     ============


The accompanying notes as they relate to UE are an integral part of these consolidated financial statements.


                             UNION ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEET
               (Unaudited) (In millions, except per share amounts)

                                                                                      March 31,       December 31,
                                                                                       2004               2003
                                                                                   -------------      -------------
                                      ASSETS
Current Assets:
  Cash and cash equivalents                                                        $          7       $         15
  Accounts receivable - trade (less allowance for doubtful
    accounts of $5 and $6, respectively)                                                    166                172
  Unbilled revenue                                                                          101                111
  Miscellaneous accounts and notes receivable                                                61                117
  Materials and supplies, at average cost                                                   161                175
  Other current assets                                                                       21                 26
                                                                                   -------------      -------------
    Total current assets                                                                    517                616
                                                                                   -------------      -------------
Property and Plant, Net                                                                   6,819              6,758
Investments and Other Non-Current Assets:
  Nuclear decommissioning trust fund                                                        218                212
  Other assets                                                                              257                246
                                                                                   -------------      -------------
    Total investments and other non-current assets                                          475                458
                                                                                   -------------      -------------
Regulatory Assets                                                                           656                685
                                                                                   -------------      -------------
           TOTAL ASSETS                                                            $      8,467       $      8,517
                                                                                   =============      =============


                       LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Current maturities of long-term debt                                             $        277       $        344
  Short-term debt                                                                             -                150
  Borrowings from money pool                                                                292                  -
  Accounts and wages payable                                                                158                314
  Taxes accrued                                                                             129                 66
  Other current liabilities                                                                 102                102
                                                                                   -------------      -------------
    Total current liabilities                                                               958                976
                                                                                   -------------      -------------
Long-term Debt, Net                                                                       1,758              1,758
Deferred Credits and Other Non-Current Liabilities:
  Accumulated deferred income taxes, net                                                  1,245              1,289
  Accumulated deferred investment tax credits                                               113                114
  Regulatory liabilities                                                                    657                652
  Asset retirement obligations                                                              414                408
  Accrued pension and other postretirement benefits                                         340                317
  Other deferred credits and liabilities                                                     79                 80
                                                                                   -------------      -------------
    Total deferred credits and other non-current liabilities                              2,848              2,860
                                                                                   -------------      -------------
Commitments and Contingencies (Note 9)
Stockholder's Equity:
  Common stock, $5 par value, 150.0 shares authorized - 102.1 shares outstanding            511                511
  Preferred stock not subject to mandatory redemption                                       113                113
  Other paid-in capital, principally premium on common stock                                702                702
  Retained earnings                                                                       1,608              1,630
  Accumulated other comprehensive income (loss)                                             (31)               (33)
                                                                                   -------------      -------------
    Total stockholder's equity                                                            2,903              2,923
                                                                                   -------------      -------------
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                              $      8,467       $      8,517
                                                                                   =============      =============

The accompanying notes as they relate to UE are an integral part of these consolidated financial statements.


                             UNION ELECTRIC COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited) (In millions)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                -----------------------------
                                                                                    2004            2003
                                                                                -------------   -------------
Cash Flows From Operating Activities:
  Net income                                                                    $         58    $         68
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                        72              70
     Amortization of nuclear fuel                                                          8               7
     Amortization of debt issuance costs and premium/discounts                             1               1
     Deferred income taxes, net                                                          (22)             (5)
     Deferred investment tax credits, net                                                 (1)             (1)
     Coal contract settlement                                                              9               -
     Changes in assets and liabilities:
        Receivables, net                                                                  24               7
        Materials and supplies                                                            14              15
        Accounts and wages payable                                                      (142)           (193)
        Taxes accrued                                                                     63              60
        Assets, other                                                                     15             (10)
        Liabilities, other                                                                 4              26
        Other                                                                              2              (1)
                                                                                -------------   -------------
Net cash provided by operating activities                                                105              44
                                                                                -------------   -------------

Cash Flows From Investing Activities:
  Construction expenditures                                                             (105)           (101)
  Nuclear fuel expenditures                                                               (3)              -
  Other                                                                                    -               1
                                                                                -------------   -------------
Net cash used in investing activities                                                   (108)           (100)
                                                                                -------------   -------------

Cash Flows From Financing Activities:
  Dividends on common stock                                                              (79)            (82)
  Dividends on preferred stock                                                            (1)             (1)
  Capital issuance costs                                                                   -              (1)
  Redemptions, repurchases, and maturities:
    Nuclear fuel lease                                                                   (67)             (2)
    Short-term debt                                                                     (150)           (250)
  Issuances:
    Long-term debt                                                                         -             184
    Borrowings from money pool                                                           292             317
                                                                                -------------   -------------
Net cash provided by (used in) financing activities                                       (5)            165
                                                                                -------------   -------------

Net change in cash and cash equivalents                                                   (8)            109
Cash and cash equivalents at beginning of year                                            15               9
                                                                                -------------   -------------
Cash and cash equivalents at end of period                                      $          7    $        118
                                                                                =============   =============

Cash Paid During the Periods:
  Interest                                                                      $         27    $         23
  Income taxes, net                                                                       17               7


The accompanying notes as they relate to UE are an integral part of these consolidated financial statements.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               STATEMENT OF INCOME
                            (Unaudited) (In millions)


                                                                Three Months Ended
                                                                     March 31,
                                                           -----------------------------
                                                               2004             2003
                                                           --------------   ------------
Operating Revenues:
  Electric                                                 $         127    $       132
  Gas                                                                 85             77
                                                           --------------   ------------
     Total operating revenues                                        212            209
                                                           --------------   ------------

Operating Expenses:
  Purchased power                                                     80             86
  Gas purchased for resale                                            56             53
  Other operations and maintenance                                    37             42
  Depreciation and amortization                                       13             13
  Taxes other than income taxes                                        9              9
                                                           --------------   ------------
     Total operating expenses                                        195            203
                                                           --------------   ------------

Operating Income                                                      17              6

Other Income and (Deductions):
  Miscellaneous income                                                 7              7
  Miscellaneous expense                                                -             (1)
                                                           --------------   ------------
     Total other income and (deductions)                               7              6
                                                           --------------   ------------
                                                                       8              9
                                                           --------------   ------------

Income Before Income Taxes                                            16              3

Income Taxes                                                           6              1
                                                           --------------   ------------

Net Income                                                            10              2

Preferred Stock Dividends                                              1              1
                                                           --------------   ------------

Net Income Available to Common Stockholder                 $           9    $         1
                                                           ==============   ============


The accompanying notes as they relate to CIPS are an integral part of these financial statements.



                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                  BALANCE SHEET
                            (Unaudited)(In millions)

                                                                            March 31,        December 31,
                                                                               2004              2003
                                                                           -------------     -------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                 $        14      $         16
  Accounts receivable - trade (less allowance for doubtful
   accounts of $2 and $1, respectively)                                              59                48
  Unbilled revenue                                                                   54                64
  Miscellaneous accounts and notes receivable                                        14                22
  Current portion of intercompany note receivable - Genco                            49                49
  Current portion of intercompany tax receivable - Genco                             12                12
  Materials and supplies, at average cost                                            25                51
  Other current assets                                                               13                 6
                                                                           -------------     -------------
      Total current assets                                                          240               268
                                                                           -------------     -------------
Property and Plant, Net                                                             952               955
Investments and Other Non-Current Assets:
  Intercompany note receivable - Genco                                              324               324
  Intercompany tax receivable - Genco                                               147               150
  Other assets                                                                       20                17
                                                                           -------------     -------------
      Total investments and other non-current assets                                491               491
                                                                           -------------     -------------
Regulatory Assets                                                                    29                28
                                                                           -------------     -------------
         TOTAL ASSETS                                                      $      1,712      $      1,742
                                                                           =============     =============


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accounts and wages payable                                               $         62      $         71
  Borrowings from money pool                                                         97               121
  Taxes accrued                                                                      30                19
  Other current liabilities                                                          30                27
                                                                           -------------     -------------
      Total current liabilities                                                     219               238
                                                                           -------------     -------------
Long-term Debt, Net                                                                 485               485
Deferred Credits and Other Non-Current Liabilities:
  Accumulated deferred income taxes, net                                            261               269
  Accumulated deferred investment tax credits                                        11                11
  Regulatory liabilities                                                            146               145
  Other deferred credits and liabilities                                             66                62
                                                                           -------------     -------------
      Total deferred credits and other non-current liabilities                      484               487
                                                                           -------------     -------------
Commitments and Contingencies (Note 9)
Stockholder's Equity:
  Common stock, no par value, 45.0 shares authorized - 25.5 shares outstanding      120               120
  Preferred stock not subject to mandatory redemption                                50                50
  Retained earnings                                                                 359               369
  Accumulated other comprehensive income (loss)                                      (5)               (7)
                                                                           -------------     -------------
      Total stockholder's equity                                                    524               532
                                                                           -------------     -------------
         TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                        $      1,712      $      1,742
                                                                           =============     =============

The accompanying notes as they relate to CIPS are an integral part of these financial statements.


                CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                        STATEMENT OF CASH FLOWS
                       (Unaudited) (In millions)


                                                                           Three Months Ended
                                                                                March 31,
                                                                        ---------------------
                                                                           2004         2003
                                                                        --------      -------


Cash Flows From Operating Activities:
  Net income                                                             $   10      $     2
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                           13           13
     Deferred income taxes, net                                              (9)          (5)
     Deferred investment tax credits, net                                     -           (1)
     Changes in assets and liabilities:
        Receivables, net                                                      7            1
        Materials and supplies                                               26           22
        Accounts and wages payable                                           (9)         (10)
        Taxes accrued                                                        11            6
        Assets, other                                                        (7)           4
        Liabilities, other                                                    7            9
        Other                                                                 2            -
                                                                         -------     --------
Net cash provided by operating activities                                    51           41
                                                                         -------     --------

Cash Flows From Investing Activities:
  Construction expenditures                                                  (9)         (10)
  Advances to money pool                                                      -           (7)
                                                                         -------     --------
Net cash used in investing activities                                        (9)         (17)
                                                                         -------     --------

Cash Flows From Financing Activities:
  Dividends on common stock                                                 (19)         (19)
  Dividends on preferred stock                                               (1)          (1)
  Redemptions, repurchases, and maturities:
    Long-term debt                                                            -           (5)
    Repayments to money pool                                                (24)           -
                                                                         -------     --------
Net cash used in financing activities                                       (44)         (25)
                                                                         -------     --------

Net change in cash and cash equivalents                                      (2)          (1)
Cash and cash equivalents at beginning of year                                16           17
                                                                         -------     --------
Cash and cash equivalents at end of period                                $   14      $    16
                                                                         =======     ========

Cash Paid During the Periods:
  Interest                                                               $    3      $     5
  Income taxes, net                                                           6            -


The accompanying notes as they relate to CIPS are an integral part of these financial statements.


                      AMEREN ENERGY GENERATING COMPANY
                             STATEMENT OF INCOME
                          (Unaudited) (In millions)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                              --------------------------
                                                                                 2004            2003
                                                                              ----------      -----------

Operating Revenues:
  Electric                                                                    $     216       $      206
                                                                              ----------      -----------
    Total operating revenues                                                        216              206
                                                                              ----------      -----------

Operating Expenses:
  Fuel and purchased power                                                           92               88
  Other operations and maintenance                                                   30               35
  Depreciation and amortization                                                      19               18
  Taxes other than income taxes                                                       5                7
                                                                              ----------      -----------
    Total operating expenses                                                        146              148
                                                                              ----------      -----------

Operating Income                                                                     70               58

Other Income and (Deductions):
  Miscellaneous income                                                                -                2
  Miscellaneous expense                                                              (1)               -
                                                                              ----------      -----------
    Total other income and (deductions)                                              (1)               2
                                                                              ----------      -----------

Interest Charges                                                                     23               26
                                                                              ----------      -----------

Income Before Income Taxes and Cumulative Effect of Change
  in Accounting Principle                                                            46               34

Income Taxes                                                                         17               13
                                                                              ----------      -----------

Income Before Cumulative Effect of Change in Accounting
  Principle                                                                          29               21

Cumulative Effect of Change in Accounting Principle,
  Net of Income Taxes                                                                 -               18
                                                                              ----------      -----------

Net Income                                                                    $      29       $       39
                                                                              ==========      ===========

The accompanying notes as they relate to Genco are an integral part of these financial statements.



                      AMEREN ENERGY GENERATING COMPANY
                                BALANCE SHEET
                  (Unaudited) (In millions, except shares)

                                                                                  March 31,       December 31,
                                                                                    2004              2003
                                                                                -----------       ------------
                                   ASSETS
Current Assets:
  Cash and cash equivalents                                                      $       2        $        2
  Accounts receivable                                                                   93                88
  Materials and supplies, at average cost                                               88                90
  Other current assets                                                                   2                 4
                                                                                 ----------       -----------
    Total current assets                                                               185               184
Property and Plant, Net                                                              1,762             1,774
Other Non-Current Assets                                                                17                19
                                                                                 ----------       -----------
          TOTAL ASSETS                                                           $   1,964        $    1,977
                                                                                 ==========       ===========


                    LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accounts and wages payable                                                     $      52        $       75
  Borrowings from money pool                                                            91               124
  Current portion of intercompany notes payable - CIPS and Ameren                       53                53
  Current portion of intercompany tax payable - CIPS                                    12                12
  Taxes accrued                                                                         46                30
  Other current liabilities                                                             35                23
                                                                                 ----------       -----------
    Total current liabilities                                                          289               317
                                                                                 ----------       -----------
Long-term Debt, Net                                                                    698               698
Intercompany Notes Payable - CIPS and Ameren                                           358               358
Deferred Credits and Other Non-Current Liabilities:
  Accumulated deferred income taxes, net                                               106                99
  Accumulated deferred investment tax credits                                           13                13
  Intercompany tax payable - CIPS                                                      147               150
  Accrued pension and other postretirement benefits                                     21                19
  Other deferred credits and liabilities                                                 1                 2
                                                                                 ----------       -----------
    Total deferred credits and other non-current liabilities                           288               283
                                                                                 ----------       -----------
Commitments and Contingencies (Note 9)
Stockholder's Equity:
  Common stock, no par value, 10,000 shares authorized - 2,000 shares outstanding        -                 -
  Other paid-in capital                                                                150               150
  Retained earnings                                                                    181               170
  Accumulated other comprehensive income (loss)                                          -                 1
                                                                                 ----------       -----------
    Total stockholder's equity                                                         331               321
                                                                                 ----------       -----------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $   1,964        $    1,977
                                                                                 ==========       ===========


The accompanying notes as they relate to Genco are an integral part of these financial statements.



                    AMEREN ENERGY GENERATING COMPANY
                         STATEMENT OF CASH FLOWS
                        (Unaudited) (In millions)


                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                --------------------------
                                                                                    2004           2003
                                                                                ----------      ----------
Cash Flows From Operating Activities:
  Net income                                                                    $       29      $      39
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Cumulative effect of change in accounting principle                                 -            (18)
     Depreciation and amortization                                                      19             18
     Deferred income taxes, net                                                          9             20
     Changes in assets and liabilities:
        Accounts receivable                                                             (5)           (18)
        Materials and supplies                                                           2              1
        Taxes accrued                                                                   16             (2)
        Accounts and wages payable                                                     (14)           (22)
        Assets, other                                                                    4             (1)
        Liabilities, other                                                               8             15
        Other                                                                           (1)             -
                                                                                -----------     ----------
Net cash provided by operating activities                                               67             32
                                                                                -----------     ----------

Cash Flows From Investing Activities:
  Construction expenditures                                                            (16)           (10)
                                                                                -----------     ----------
Net cash used in investing activities                                                  (16)           (10)
                                                                                -----------     ----------

Cash Flows From Financing Activities:
  Dividends on common stock                                                            (18)            (1)
  Redemptions, repurchases, and maturities:
    Repayments to money pool                                                           (33)           (21)
                                                                                -----------     ----------
Net cash used in financing activities                                                  (51)           (22)
                                                                                -----------     ----------

Net change in cash and cash equivalents                                                  -              -
Cash and cash equivalents at beginning of year                                           2              3
                                                                                -----------     ----------
Cash and cash equivalents at end of period                                      $        2      $       3
                                                                                ===========     ==========

Cash Paid During the Periods:
  Interest                                                                      $       10      $      11
  Income taxes (refunded) paid                                                          (3)             -

The accompanying notes as they relate to Genco are an integral part of these financial statements.




                                  CILCORP INC.
                        CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited) (In millions)


                                                        ---------------Successor---------   ---Predecessor---
                                                            Three             Two
                                                            Months           Months
                                                            Ended            Ended
                                                          March 31,        March 31,           January
                                                        ---------------  ---------------    --------------
                                                            2004              2003                2003
                                                        ---------------  ---------------    --------------
Operating Revenues:
  Electric                                              $           98   $           80     $          47
  Gas                                                              141              103                58
  Other                                                              1                1                 -
                                                        ---------------  ---------------    --------------
    Total operating revenues                                       240              184               105
                                                        ---------------  ---------------    --------------

Operating Expenses:
  Fuel and purchased power                                          45               42                24
  Gas purchased for resale                                         107               83                44
  Other operations and maintenance                                  43               22                14
  Depreciation and amortization                                     16               14                 6
  Taxes other than income taxes                                      9                8                 4
                                                        ---------------  ---------------    --------------
    Total operating expenses                                       220              169                92
                                                        ---------------  ---------------    --------------

Operating Income                                                    20               15                13

Other Income and (Deductions):
  Miscellaneous expense                                             (1)               -                 -
                                                        ---------------  ---------------    --------------
    Total other income and (deductions)                             (1)               -                 -
                                                        ---------------  ---------------    --------------

Interest Charges                                                    12                9                 5

Income Before Income Taxes and Cumulative Effect of
  Change in Accounting Principle                                     7                6                 8

Income Taxes                                                         3                3                 3
                                                        ---------------  ---------------    --------------

Income Before Cumulative Effect of Change in
  Accounting Principle                                               4                3                 5

Cumulative Effect of Change in Accounting Principle,
  Net of Income Taxes of $-, $- and $2                               -                -                 4
                                                        ---------------  ---------------    --------------

Net Income                                              $            4   $            3     $           9
                                                        ===============  ===============    ==============

The accompanying notes as they relate to CILCORP are an integral part of these consolidated financial statements.


                                CILCORP INC.
                         CONSOLIDATED BALANCE SHEET
                         (Unaudited) (In millions)

                                                                                ---------Successor------------
                                                                                   March 31,      December 31,
                                                                                    2004             2003
                                                                                ------------      ------------

                                   ASSETS
Current Assets:
  Cash and cash equivalents                                                     $        12       $        11
  Accounts receivables - trade (less allowance for doubtful
    accounts of $6 and $6, respectively)                                                 52                59
  Unbilled revenue                                                                       32                40
  Miscellaneous accounts and notes receivable                                            12                16
  Materials and supplies, at average cost                                               121               154
  Other current assets                                                                    3                 5
                                                                                ------------      ------------
    Total current assets                                                                232               285
                                                                                ------------      ------------
Property and Plant, Net                                                               1,136             1,127
Investments and Other Non-Current Assets:
  Investments in leveraged leases                                                       128               130
  Goodwill and other intangibles, net                                                   558               567
  Other assets                                                                           20                11
                                                                                ------------      ------------
    Total investments and other non-current assets                                      706               708
                                                                                ------------      ------------
Regulatory Assets                                                                        15                16
                                                                                ------------      ------------
           TOTAL ASSETS                                                         $     2,089       $     2,136
                                                                                ============      ============


                    LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Current maturities of long-term debt                                          $         -       $       100
  Borrowings from money pool                                                            192               145
  Intercompany note payable - Ameren                                                     38                46
  Accounts and wages payable                                                            102               108
  Other current liabilities                                                              48                38
                                                                                ------------      ------------
    Total current liabilities                                                           380               437
                                                                                ------------      ------------
Long-term Debt, Net                                                                     667               669
Preferred Stock of Subsidiary Subject to Mandatory Redemption                            21                21
Deferred Credits and Other Non-Current Liabilities:
  Accumulated deferred income taxes, net                                                175               181
  Accumulated deferred investment tax credits                                            11                11
  Regulatory liabilities                                                                 29                24
  Accrued pension and other postretirement benefits                                     265               259
  Other deferred credits and liabilities                                                 37                37
                                                                                ------------      ------------
    Total deferred credits and other non-current liabilities                            517               512
                                                                                ------------      ------------
Preferred Stock of Subsidiary Not Subject to Mandatory Redemption                        19                19
Commitments and Contingencies (Note 9)
Stockholder's Equity:
  Common stock, no par value, 10,000 shares authorized - 1,000 shares outstanding         -                 -
  Other paid-in capital                                                                 490               490
  Retained earnings                                                                      (9)              (13)
  Accumulated other comprehensive income (loss)                                           4                 1
                                                                                ------------      ------------
    Total stockholder's equity                                                          485               478
                                                                                ------------      ------------
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $     2,089       $     2,136
                                                                                ============      ============


The accompanying notes as they relate to CILCORP are an integral part of these consolidated financial statements.


                                  CILCORP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited) (In millions)

                                                                --------Successor--------     --Predecessor--
                                                                  Three            Two
                                                                  Months          Months
                                                                   Ended           Ended
                                                                 March 31,       March 31,        January
                                                                -----------     -----------     -------------
                                                                   2004             2003            2003
                                                                -----------     -----------     -------------
Cash Flows From Operating Activities:
  Net income                                                    $        4      $        3      $          9
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting principle                -               -                (4)
      Depreciation and amortization                                     16              14                 6
      Deferred income taxes, net                                         2              (2)               (5)
      Changes in assets and liabilities:
         Receivables, net                                               19              (7)              (20)
         Materials and supplies                                         33               -                13
         Accounts and wages payable                                      7               1                20
         Taxes accrued                                                   1               4                11
         Assets, other                                                  (4)             18                 6
         Liabilities, other                                             14              19                (5)
         Other                                                           3             (11)                -
                                                                -----------     -----------     -------------
Net cash provided by operating activities                               95              39                31
                                                                -----------     -----------     -------------

Cash Flows From Investing Activities:
  Construction expenditures                                            (35)            (17)              (16)
  Other                                                                  2               -                 1
                                                                -----------     -----------     -------------
Net cash used in investing activities                                  (33)            (17)              (15)
                                                                -----------     -----------     -------------

Cash Flows From Financing Activities:
  Redemptions, repurchases, and maturities:
    Short-term debt                                                      -               -               (10)
    Long-term debt                                                    (100)            (26)                -
    Intercompany note payable - Ameren                                  (8)              -                 -
  Issuances:
    Borrowings from money pool                                          47               -                 -
                                                                -----------     -----------     -------------
Net cash used in financing activities                                  (61)            (26)              (10)
                                                                -----------     -----------     -------------

Net change in cash and cash equivalents                                  1              (4)                6
Cash and cash equivalents at beginning of year                          11              38                32
                                                                -----------     -----------     -------------
Cash and cash equivalents at end of period                      $       12      $       34      $         38
                                                                ===========     ===========     =============

Cash Paid During the Periods:
  Interest                                                      $        4      $        4      $          5
  Income taxes, net                                                      3               -                 -


The accompanying notes as they relate to CILCORP are an integral part of these consolidated financial statements.


                         CENTRAL ILLINOIS LIGHT COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited) (In millions)

                                                                       Three Months Ended
                                                                          March 31,
                                                                   ----------------------------
                                                                       2004           2003
                                                                   -------------  -------------
Operating Revenues:
  Electric                                                         $         98   $        127
  Gas                                                                       127            119
                                                                   -------------  -------------
    Total operating revenues                                                225            246
                                                                   -------------  -------------

Operating Expenses:
  Fuel and purchased power                                                   45             67
  Gas purchased for resale                                                   94             84
  Other operations and maintenance                                           47             41
  Depreciation and amortization                                              16             18
  Taxes other than income taxes                                               8             12
                                                                   -------------  -------------
    Total operating expenses                                                210            222
                                                                   -------------  -------------

Operating Income                                                             15             24

Other Income and (Deductions):
  Miscellaneous expense                                                      (1)             -
                                                                   -------------  -------------
    Total other income and (deductions)                                      (1)             -
                                                                   -------------  -------------

Interest Charges                                                              3             5
                                                                   -------------  -------------

Income Before Income Taxes and Cumulative Effect of Change
  in Accounting Principle                                                    11             19

Income Taxes                                                                  5              8
                                                                   -------------  -------------

Income Before Cumulative Effect of Change in Accounting
  Principle                                                                   6             11

Cumulative Effect of Change in Accounting Principle,
  Net of Income Taxes of $- and $16                                           -             24
                                                                   -------------  -------------

Net Income                                                                    6             35

Preferred Stock Dividends                                                     -              -
                                                                   -------------  -------------

Net Income Available to Common Stockholder                         $          6   $         35
                                                                   =============  =============


The accompanying notes as they relate to CILCO are an integral part of these consolidated financial statements.

                          CENTRAL ILLINOIS LIGHT COMPANY
                            CONSOLIDATED BALANCE SHEET
                            (Unaudited) (In millions)

                                                                                     March 31,          December 31,
                                                                                       2004                2003
                                                                                   -------------      --------------
                                      ASSETS
Current Assets:
  Cash and cash equivalents                                                        $          3       $           8
  Accounts receivable - trade (less allowance for doubtful
    accounts of $6 and $6, respectively)                                                     52                  57
  Unbilled revenue                                                                           28                  35
  Miscellaneous accounts and notes receivable                                                12                  14
  Materials and supplies, at average cost                                                    40                  69
  Other current assets                                                                        3                   5
                                                                                   -------------      --------------
    Total current assets                                                                    138                 188
                                                                                   -------------      --------------
Property and Plant, Net                                                                   1,115               1,101
Other Non-Current Assets                                                                     27                  19
Regulatory Assets                                                                            15                  16
                                                                                   -------------      --------------
           TOTAL ASSETS                                                            $      1,295       $       1,324
                                                                                   =============      ==============


                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Current maturities of long-term debt                                             $          -       $         100
  Borrowings from money pool                                                                200                 149
  Accounts and wages payable                                                                105                 101
  Taxes accrued                                                                              13                  13
  Other current liabilities                                                                  33                  30
                                                                                   -------------      --------------
    Total current liabilities                                                               351                 393
                                                                                   -------------      --------------
Long-term Debt, Net                                                                         138                 138
Preferred Stock Subject to Mandatory Redemption                                              21                  21
Deferred Credits and Other Non-Current Liabilities:
  Accumulated deferred income taxes, net                                                     94                 101
  Accumulated deferred investment tax credits                                                11                  11
  Regulatory liabilities                                                                    169                 167
  Accrued pension and other postretirement benefits                                         138                 128
  Other deferred credits and liabilities                                                     22                  23
                                                                                   -------------      --------------
    Total deferred credits and other non-current liabilities                                434                 430
                                                                                   -------------      --------------
Commitments and Contingencies (Note 9)
Stockholder's Equity:
  Common stock, no par value, 20.0 shares authorized - 13.6 shares outstanding              186                 186
  Preferred stock not subject to mandatory redemption                                        19                  19
  Other paid-in capital                                                                      52                  52
  Retained earnings                                                                         101                  95
  Accumulated other comprehensive income (loss)                                              (7)                (10)
                                                                                   -------------      --------------
    Total stockholder's equity                                                              351                 342
                                                                                   -------------      --------------
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                              $      1,295       $       1,324
                                                                                   =============      ==============



The accompanying notes as they relate to CILCO are an integral part of these consolidated financial statements.


                        CENTRAL ILLINOIS LIGHT COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited) (In millions)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                    2004          2003
                                                                                ------------- -------------
Cash Flows From Operating Activities:
  Net income                                                                    $          6   $        35
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting principle                                  -           (24)
      Depreciation and amortization                                                       16            18
      Deferred income taxes, net                                                           2            (3)
      Changes in assets and liabilities:
         Receivables, net                                                                 14           (22)
         Materials and supplies                                                           29            16
         Accounts and wages payable                                                       11            20
         Taxes accrued                                                                     -            13
         Assets, other                                                                    (5)           12
         Liabilities, other                                                                3            11
         Other                                                                             3            (1)
                                                                                -------------  ------------
Net cash provided by operating activities                                                 79            75
                                                                                -------------  ------------

Cash Flows From Investing Activities:
  Construction expenditures                                                              (35)          (33)
                                                                                -------------  ------------
Net cash used in investing activities                                                    (35)          (33)
                                                                                -------------  ------------

Cash Flows From Financing Activities:
  Redemptions, repurchases, and maturities:
    Short-term debt                                                                        -           (10)
    Long-term debt                                                                      (100)          (26)
  Issuances:
    Borrowings from money pool                                                            51             -
                                                                                -------------  ------------
Net cash used in financing activities                                                    (49)          (36)
                                                                                -------------  ------------

Net change in cash and cash equivalents                                                   (5)            6
Cash and cash equivalents at beginning of year                                             8            22
                                                                                -------------  ------------
Cash and cash equivalents at end of period                                      $          3   $        28
                                                                                =============  ============

Cash Paid During the Periods:
  Interest                                                                      $          4   $         9
  Income taxes, net                                                                        3             -


The accompanying notes as they relate to CILCO are an integral part of these consolidated financial statements.

AMEREN CORPORATION (CONSOLIDATED)
UNION ELECTRIC COMPANY (CONSOLIDATED)
CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
AMEREN ENERGY GENERATING COMPANY
CILCORP INC. (CONSOLIDATED)
CENTRAL ILLINOIS LIGHT COMPANY (CONSOLIDATED)

COMBINED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

     Ameren, headquartered in St. Louis, Missouri, is a public utility holding company registered with the SEC under the PUHCA. Ameren's primary asset is the common stock of its subsidiaries. Ameren's subsidiaries operate rate-regulated electric generation, transmission and distribution businesses, rate-regulated natural gas distribution businesses and non rate-regulated electric generation businesses in Missouri and Illinois. Dividends on Ameren's common stock are dependent on distributions made to it by its subsidiaries. Ameren's principal operating subsidiaries are listed below. Also see Glossary of Terms and Abbreviations.

o    UE,  also  known as  Union  Electric  Company,  operates  a  rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois. UE was incorporated in Missouri in 1922 and is successor to a number of companies, the oldest of which was organized in 1881. It is the largest electric utility in the State of Missouri and supplies electric and gas service to a 24,500 square mile area located in central and eastern Missouri and west central Illinois. This area has an estimated population of 3 million and includes the greater St. Louis area. UE supplies electric service to approximately 1.2 million customers and natural gas service to approximately 130,000 customers. See Note 3 - Rate and Regulatory Matters for information regarding the proposed transfer in 2004 of UE's Illinois electric and natural gas transmission and distribution businesses to CIPS.

o CIPS, also known as Central Illinois Public Service Company, operates a rate-regulated electric and natural gas transmission and distribution business in Illinois. CIPS was incorporated in Illinois in 1902. It supplies electric and gas utility service to portions of central and southern Illinois having an estimated population of 1 million in an area of approximately 20,000 square miles. CIPS supplies electric service to approximately 325,000 customers and natural gas service to approximately 170,000 customers.

o Genco, also known as Ameren Energy Generating Company, operates a non rate-regulated electric generation business. Genco was incorporated in Illinois in March 2000, in conjunction with the Illinois Customer Choice Law. Genco commenced operations on May 1, 2000, when CIPS transferred its five coal-fired power plants and related liabilities to Genco at historical net book value. Genco is a subsidiary of Development Company, a subsidiary of Resources Company, which is a subsidiary of Ameren. See Note 3 - Rate and Regulatory Matters for information regarding the proposed transfer in 2004 of Genco's CTs located in Pinckneyville and Kinmundy, Illinois to UE.

o CILCO, also known as Central Illinois Light Company, is a subsidiary of CILCORP (a holding company) and operates a rate-regulated electric transmission and distribution business, a primarily non rate-regulated electric generation business and a rate-regulated natural gas distribution business in Illinois. CILCO was incorporated in Illinois in 1913. It supplies electric and gas utility service to portions of central and east central Illinois in areas of approximately 3,700 and 4,500 square miles, respectively, with an estimated population of 1 million. CILCO supplies electric service to approximately 205,000 customers and natural gas service to approximately 210,000 customers. In October 2003, CILCO transferred its coal-fired plants and a CT facility, representing in the aggregate approximately 1,100 megawatts of electric generating capacity, to a wholly owned subsidiary, known as AERG, as a contribution in return for all the outstanding stock of AERG and AERG's assumption of certain liabilities. The net book value of the transferred assets was approximately $378 million and no gain or loss was recognized as the transaction was accounted for as a transfer between entities under common control. The transfer was made in conjunction with the Illinois Customer Choice Law. CILCORP was incorporated in Illinois in 1985.

     Ameren has various other subsidiaries responsible for the short and long-term marketing of power, procurement of fuel, management of commodity risks and providing other shared services. Ameren also has a 60% ownership interest in EEI through UE, which owns 40%, and Resources Company, which owns 20%. Ameren consolidates EEI for financial reporting purposes, while UE and Resources Company report EEI under the equity method.

     When we refer to "our", "we" or "us", it indicates that the referenced information relates to Ameren and its subsidiaries. When we refer to financing or acquisition activities, we are defining Ameren as the parent holding company. When appropriate, the Ameren Companies are specifically referenced in order to distinguish among their different business activities.

     The financial statements of Ameren are prepared on a consolidated basis and therefore include the accounts of its majority-owned subsidiaries. Results of CILCORP and CILCO reflected in Ameren's consolidated financial statements include the period from the acquisition date of January 31, 2003. January 2003 data for CILCORP and CILCO are not included in Ameren's consolidated totals. See
Note 2 - Acquisitions for further information. All significant intercompany transactions have been eliminated. All tabular dollar amounts are in millions, unless otherwise indicated.

     Our accounting policies conform to GAAP. Our financial statements reflect all adjustments (which include normal, recurring adjustments) necessary, in our opinion, for a fair presentation of our results. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The results of operations of an interim period may not give a true indication of results for a full year. Certain reclassifications have been made to prior year's financial statements to conform to 2004 reporting. These statements should be read in conjunction with the financial statements and the notes thereto included in the Ameren Companies' 2003 Annual Reports on Form 10-K.

Earnings Per Share

     There were no differences between the basic and diluted earnings per share amounts for the three month periods ended March 31, 2004 and 2003. Assumed stock option conversions increased the number of shares outstanding in the diluted earnings per share calculation by 300,333 shares for the three months ended March 31, 2004 (2003 - 239,883 shares). Ameren' equity security units have no dilutive effect on earnings per share, except during periods when the average market price of Ameren's common stock is above $46.61. As only the Ameren parent company has publicly held common stock, earnings per share calculations are not relevant and are not presented for any of the subsidiary companies.

Accounting Changes and Other Matters

SFAS No.143 - "Accounting for Asset Retirement Obligations"

     We adopted the provisions of SFAS No. 143, effective January 1, 2003. SFAS No. 143 provides the accounting requirements for asset retirement obligations associated with tangible, long-lived assets. Upon adoption of the standard, Ameren and Genco recognized a net after-tax gain of $18 million in the first quarter of 2003 for the cumulative effect of change in accounting principle. Prior to Ameren's acquisition of CILCORP, predecessor CILCORP and CILCO recognized a net after-tax gain upon adoption of SFAS No. 143 in 2003 of $4 million and $24 million, respectively, for the cumulative effect of change in accounting principle. In addition, in accordance with SFAS No. 143, estimated future removal costs associated with Ameren's, UE's, CIPS', CILCORP's and CILCO's rate-regulated operations that had previously been embedded in accumulated depreciation were classified to a regulatory liability.

     Asset retirement obligations at Ameren and UE increased by $6 million during the quarter ended March 31, 2004, to reflect the accretion of obligations to their present value. Increases to Genco's, CILCORP's and CILCO's asset retirement obligations were immaterial during these periods. Substantially all of this accretion was recorded as an increase to regulatory assets.

FIN No. 46 - "Consolidation of Variable Interest Entities"

     In January 2003, the FASB issued FIN No. 46, which changed the consolidation requirements for special purpose entities (SPEs) and non-special purpose entities (non-SPEs) that meet the criteria for designation as variable interest entities (VIEs). In December 2003, the FASB revised FIN No. 46 (FIN No.
46R) to clarify certain aspects of FIN No. 46 and modify the effective dates of the new guidance. FIN No. 46R provides guidance on the accounting for entities that are controlled through means other than voting rights by another entity. FIN No. 46R requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary.

     Ameren does not have any interests in entities that are considered SPEs. FIN No. 46R was effective on March 31, 2004 for any interests Ameren holds in non-SPEs. The adoption of FIN No. 46R did not have a material impact on the consolidated financial statements of the Ameren Companies. However, in connection with the adoption of FIN No. 46R, we have determined that the following significant variable interests are held by the Ameren Companies:

o EEI. Ameren has a 60% ownership interest in EEI through UE's 40% interest and Resources Company's 20% interest. Under the FIN No. 46R model, Ameren, UE and Resources Company have a variable interest in EEI, and Ameren is the primary beneficiary. Accordingly, Ameren will continue to consolidate EEI, and UE will continue to account for its investment in EEI under the equity method of accounting. The maximum exposure to loss as a result of these variable interests in EEI is limited to UE's and Resource Company's equity investments in EEI and Ameren's 60% guarantee of a $40 million bank term loan issued by EEI and due in 2004.

o Tolling agreement. CILCO has a significant variable interest in Medina Valley through a tolling agreement to purchase steam, chilled water and electricity. We have concluded that CILCO is not the primary beneficiary of Medina Valley, and accordingly, CILCO does not consolidate Medina Valley. The maximum exposure to loss as a result of this variable interest in the tolling agreement is not material.

o Leveraged lease and affordable housing partnership investments. Ameren, UE, and CILCORP have investments in leveraged lease and affordable housing partnership arrangements that are variable interests. We have concluded that Ameren, UE or CILCORP are not the primary beneficiary of any of the VIEs related to these investments. The maximum exposure to loss as a result of these variable interests is limited to the investments in these arrangements. At March 31, 2004, Ameren and CILCORP had net investments in leveraged leases of $161 million and $128 million, respectively. At March 31, 2004, Ameren, UE and CILCORP had investments in affordable housing partnerships of $16 million, $8 million and $7 million, respectively.

FASB Staff Position SFAS No. 106-1 and Proposed FASB Staff Position SFAS No. 106-B - "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003"

     Through its postretirement benefit plans, Ameren provides retirees with prescription drug coverage. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Prescription Drug Act) was enacted. The Prescription Drug Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare prescription drug benefit. In response to the enactment of the Prescription Drug Act, the FASB issued FASB Staff Position SFAS No. 106-1 in January 2004, which permitted a plan sponsor of a postretirement healthcare plan that provides a prescription drug benefit to make a one-time election to defer the accounting for the effects of the Prescription Drug Act. Ameren made this one-time election allowed by FASB Staff Position SFAS No. 106-1. Thus, any measures of the accumulated projected benefit obligation (APBO) or net periodic postretirement benefit costs in Ameren's financial statements do not reflect the effects of the Prescription Drug Act on Ameren's postretirement plans.

     During the first quarter of 2004, FASB Staff Position SFAS No. 106-B was issued for comment to supersede FASB Staff Position SFAS No. 106-1. FASB Staff Position SFAS No. 106-B will be effective for periods beginning after June 15, 2004. FASB Staff Position SFAS No. 106-B provides specific guidance on the accounting for the federal subsidy. Under this proposed Staff Position, if a postretirement drug benefit was actuarially equivalent to the Medicare prescription drug benefit on the date the Prescription Drug Act was enacted, the employer should recognize the subsidy in the measurement of the APBO under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." If the employer cannot conclude that the drug benefit was actuarially equivalent, the Staff Position prescribes other effects the Prescription Drug Act can have on the measurement of the APBO. Ameren is evaluating whether it will be eligible for a federal subsidy under the Prescription Drug Act, the impact, if any, on its postretirement benefit plans and the resulting financial statement impact, which we do not expect to be material.

Interchange Revenues

     The following table presents the interchange revenues included in Operating Revenues - Electric for the three months ended March 31, 2004 and 2003. See Note 8 - Related Party Transactions for further information on affiliates.

  -----------------------------------------------------------------------------
                                                              Three Months
  -----------------------------------------------------------------------------

                                                           2004          2003
                                                           ----          ----

   Ameren(a).......................................       $  91         $  114
   UE..............................................          84            102
   CIPS............................................          10              8
   Genco...........................................          39             46
   CILCORP(b)......................................           1              5
   CILCO...........................................           1              5
   ----------------------------------------------------------------------------
     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
     (b) 2003 amounts include January 2003 predecessor information, which was $3 million. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

Purchased Power

     The following table presents the purchased power expenses included in Operating Expenses - Fuel and Purchased Power for the three months ended March 31, 2004 and 2003. See Note 8 - Related Party Transactions for further information on affiliate purchased power transactions.

   ----------------------------------------------------------------------------
                                                              Three Months
   ----------------------------------------------------------------------------
                                                           2004          2003
                                                           ----          ----
   Ameren(a).......................................       $  72         $   52
   UE..............................................          50             46
   CIPS............................................          80             86
   Genco...........................................          38             41
   CILCORP(b)......................................          22             40
   CILCO...........................................          22             46
   ----------------------------------------------------------------------------
     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
     (b) 2003 amounts include January 2003 predecessor information, which was $12 million. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

Excise Taxes

     Excise taxes reflected on Missouri electric and gas, and Illinois gas, customer bills are imposed on us and are recorded gross in Operating Revenues and Other Taxes. Excise taxes reflected on Illinois electric customer bills are imposed on the consumer and are recorded as tax collections payable and included in Taxes Accrued. The following table presents excise taxes recorded in Operating Revenues and Taxes Other than Income Taxes for the three months ended March 31, 2004 and 2003:

   ----------------------------------------------------------------------------
                                                              Three Months
   ----------------------------------------------------------------------------
                                                           2004          2003
                                                           ----          ----
   Ameren(a)..........................................    $  34         $   31
   UE.................................................       24             23
   CIPS...............................................        5              5
   Genco..............................................        -              -
   CILCORP(b).........................................        5              6
   CILCO..............................................        5              6
  -----------------------------------------------------------------------------
     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003.
     (b) 2003 amounts include January 2003 predecessor information which was $2 million. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

NOTE 2 - ACQUISITIONS

CILCORP and Medina Valley

     On January 31, 2003, Ameren completed the acquisition of all of the outstanding common stock of CILCORP from AES. CILCORP is the parent company of Peoria, Illinois-based CILCO. With the acquisition, CILCO became an indirect Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, Ameren also completed the acquisition from AES of Medina Valley, which indirectly owns a 40 megawatt, gas-fired electric generation plant. The results of operations for CILCORP and Medina Valley were included in Ameren's consolidated financial statements effective with the respective January and February 2003 acquisition dates. See Note 1 - Summary of Significant Accounting Policies for further information on the presentation of the results of CILCORP and CILCO in Ameren's consolidated financial statements.

     Ameren acquired CILCORP to complement its existing Illinois gas and electric operations. The purchase included CILCO's rate-regulated electric and natural gas businesses in Illinois serving approximately 205,000 and 210,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to CIPS' service territory. CILCO also has a non rate-regulated electric and gas marketing business principally focused in the Chicago, Illinois region. Finally, the purchase included approximately 1,200 megawatts of largely coal-fired generating capacity, most of which became non rate-regulated on October 3, 2003, due to CILCO's transfer on that date of 1,100 megawatts of generating capacity to AERG.

     The total acquisition cost was approximately $1.4 billion and included the assumption by Ameren of CILCORP and Medina Valley debt and preferred stock at closing of $895 million and consideration of $479 million in cash, net of $38 million cash acquired. The cash component of the purchase price came from Ameren's issuance in September 2002 of 8.05 million common shares and its issuance in early 2003 of an additional 6.325 million common shares, which together generated aggregate net proceeds of $575 million.

     The purchase price allocation for the acquisition of CILCORP and Medina Valley was finalized in January 2004. As a result, goodwill decreased by $8 million since December 31, 2003, primarily due to January 2004 adjustments to property and plant, income tax accounts and accrued severance expenses. The following table presents the final estimated fair values of the assets acquired and liabilities assumed at the dates of our acquisitions of CILCORP and Medina Valley.

   ----------------------------------------------------------------------------
   Current assets..............................................       $    323
   Property and plant..........................................          1,162
   Investments and other non-current assets....................            154
   Specifically-identifiable intangible assets.................              6
   Goodwill....................................................            560
   ----------------------------------------------------------------------------
      Total assets acquired....................................          2,205
   ----------------------------------------------------------------------------
   Current liabilities.........................................            189
   Long-term debt, including current maturities................            937
   Other non-current liabilities...............................            521
   ----------------------------------------------------------------------------
      Total liabilities assumed................................          1,647
   ----------------------------------------------------------------------------
   Preferred stock assumed.....................................             41
   ----------------------------------------------------------------------------
      Net assets acquired......................................       $    517
   ----------------------------------------------------------------------------

     Specifically-identifiable intangible assets of $6 million are comprised of retail customer contracts, which are subject to amortization with an average life of 10 years.

     Goodwill of $560 million (CILCORP - $553 million; Medina Valley - $7 million) was recognized in connection with the CILCORP and Medina Valley acquisitions. None of this goodwill is expected to be deductible for tax purposes.

Illinois Power

     On February 2, 2004, Ameren entered into an agreement with Dynegy to purchase the stock of Decatur, Illinois-based Illinois Power and Dynegy's 20% ownership interest in EEI. Illinois Power operates a rate-regulated electric and natural gas transmission and distribution business serving approximately 600,000 electric and 415,000 gas customers in areas contiguous to our existing Illinois utility service territories. The total transaction value is approximately $2.3 billion, including the assumption of approximately $1.8 billion of Illinois Power debt and preferred stock, with the balance of the purchase price to be paid in cash at closing. Ameren will place $100 million of the cash portion of the purchase price in a six-year escrow pending resolution of certain contingent environmental obligations of Illinois Power and other Dynegy affiliates for which Ameren has been provided indemnification by Dynegy.

     Ameren's financing plan for this transaction includes the issuance of new Ameren common stock, which in total, is expected to equal at least 50% of the transaction value. In February 2004, Ameren issued 19.1 million common shares that generated net proceeds of $853 million. Proceeds from this sale and future offerings are expected to be used to finance the cash portion of the purchase price, to reduce Illinois Power debt assumed as part of this transaction, to pay any related premiums and possibly to reduce present or future indebtedness and/or repurchase securities of Ameren or our subsidiaries.

     Upon completion of the acquisition, expected by the end of 2004, Illinois Power will become an Ameren subsidiary operating as AmerenIP. The transaction is subject to the approval of the ICC, the SEC, the FERC, the FCC, the expiration of the waiting period under the Hart-Scott-Rodino Act and other customary closing conditions. In March 2004, all necessary regulatory filings were made for approval of the transaction. See Note 3 - Rate and Regulatory Matters for further information on these regulatory proceedings. In addition, this transaction includes a firm capacity power supply contract for Illinois Power's annual purchase of 2,800 megawatts of electricity from a subsidiary of Dynegy. This contract will extend through 2006 and is expected to supply about 75% of Illinois Power's customer requirements.

     According to Illinois Power's Annual Report on Form 10-K for the year ended December 31, 2003, Illinois Power had revenues of $1.6 billion, operating income of $166 million, and net income applicable to its common shareholder of $115 million, and at December 31, 2003, had total assets of $2.8 billion, excluding an intercompany note receivable from its parent company of approximately $2.3 billion. Illinois Power files quarterly, annual and current reports with the SEC pursuant to the Exchange Act.


NOTE 3 - RATE AND REGULATORY MATTERS

Illinois Power Acquisition

     On March 24, 2004, Ameren and Illinois Power filed an application with the ICC for approval of Ameren's acquisition of Illinois Power as discussed above in
Note 2 - Acquisitions. The application seeks expedited approval of the acquisition by September 15, 2004. A procedural schedule has been adopted in this proceeding which can permit an order to be issued by the ICC by September 15, 2004. On March 25, 2004, Ameren and Illinois Power filed an application with the FERC for approval of Ameren's acquisition of Illinois Power and Dynegy's interest in EEI. The application seeks approval of the acquisition by July 28, 2004. On March 29, 2004, Ameren and Dynegy filed an application with the FCC for approval of the transfer of control of FCC licenses held by Illinois Power to Ameren. On April 14, 2004, the FCC consented to the transfer of control. On March 30, 2004, pursuant to the requirements of the Hart-Scott-Rodino Act, Ameren and Dynegy filed notices with respect to the acquisition of Illinois Power with the FTC and the Antitrust Division of the DOJ. On April 30, 2004, the initial 30 calendar day waiting period expired without a request by the FTC or DOJ for additional information or documents. As a result, Ameren and Dynegy are allowed to conclude the acquisition as soon as all other conditions are satisfied. On March 31, 2004, Ameren and Illinois Power filed an application with the SEC under the PUHCA for approval of Ameren' acquisition of Illinois Power.

     We are unable to predict the ultimate outcome of these regulatory proceedings or the timing of the final decisions of the various agencies.

Intercompany Transfer of Electric Generating Facilities and Illinois Service Territory

     As a part of the settlement of the Missouri electric rate case in 2002, UE committed to making certain infrastructure investments from January 1, 2002 through June 30, 2006 of $2.25 billion to $2.75 billion, including the addition of 700 megawatts of generation capacity. The new capacity requirement is expected to be satisfied by the additions in 2002 of 240 megawatts and the proposed transfer from Genco to UE, at net book value (approximately $250 million), of approximately 550 megawatts of CTs at Pinckneyville and Kinmundy, Illinois. The transfer is subject to receipt of FERC and SEC approval. Approval of the ICC is not required contingent upon prior approval and execution of UE's transfer of its Illinois public utility operations to CIPS as discussed below. Approval by the MoPSC is not required in order for this transfer to occur. However, the MoPSC has jurisdiction over UE's ability to recover the cost of the transferred generating facilities from its electric customers in its rates. As part of the settlement of the Missouri electric rate case in 2002, UE is subject to a rate moratorium providing for no changes in its electric rates before June 30, 2006, subject to certain statutory and other exceptions.

     In February 2003, UE sought approval from the FERC to transfer the Pinckneyville and Kinmundy CTs from Genco to UE. Certain independent power producers objected to UE's request based on a claim that the transfer may harm competition for the sale of electricity at wholesale and the FERC set the matter for hearing. In February 2004, the Administrative Law Judge hearing the case issued a preliminary order supporting the transfer. However, the FERC must approve the order for it to become effective. The MoPSC has supported the CT transfer.

     In May 2003, UE announced its plan to limit its public utility operations to the state of Missouri and to discontinue operating as a public utility subject to ICC regulation. UE intends to accomplish this plan by transferring its Illinois-based electric and natural gas businesses, including its Illinois-based distribution assets and certain of its transmission assets, to CIPS. In 2003, UE's Illinois electric and gas service territory generated revenues of $155 million and had a net book value of $122 million at December 31, 2003. UE's electric generating facilities and a certain minor amount of its electric transmission facilities in Illinois would not be part of the transfer. The transfer was approved by the FERC in December 2003. The transfer of UE's Illinois-based utility businesses will also require the approval of the ICC, the MoPSC and the SEC under the provisions of the PUHCA. In August 2003, UE filed with the MoPSC, and in October and November 2003, filed with the ICC and the SEC for authority to transfer UE's Illinois-based utility businesses, at net book value, to CIPS. The filing with the ICC seeks approval to transfer only UE's Illinois-based natural gas utility business since the ICC authorized the transfer of UE's Illinois-based electric utility business to CIPS in 2000. UE proposes to transfer approximately one-half of the assets directly to CIPS in consideration for a CIPS subordinated promissory note, and approximately one-half of the assets by means of a dividend in kind to Ameren followed by a capital contribution by Ameren to CIPS.

     A filing seeking approval of both the transfer of UE's Illinois-based utility businesses and Genco's CTs was made with the SEC in October 2003. If completed, the transfers will be accounted for at book value with no gain or loss recognition, which is appropriate treatment for transactions of this type by two entities under common control. In January 2004, the MoPSC staff and the Missouri Office of Public Counsel filed rebuttal testimony with the MoPSC expressing concerns that the transfers of UE's Illinois-based utility businesses may be detrimental to the public in Missouri and recommended that the transfers be denied. Hearings occurred in late March and early April, 2004. Post-hearing briefs will be filed by May 25, 2004, after which time the MoPSC will deliberate on this matter and issue an order in due course. See Note 8 - Related Party Transactions for a discussion of an amendment to the joint dispatch agreement among UE, Genco and CIPS, which was proposed to address concerns raised before the MoPSC in this proceeding.

     We  are  unable  to  predict   the ultimate  outcome  of  these  regulatory
proceedings or the timing of the final decisions of the various agencies.

Federal - Electric Transmission

Regional Transmission Organization

     In December 1999, the FERC issued Order 2000 requiring all utilities subject to FERC jurisdiction to state their intentions for joining a RTO. The MoPSC issued an order in early 2004 authorizing UE to participate in the Midwest ISO for a five year period, with participation after that period subject to further approvals by the MoPSC. Subsequently, the FERC issued a final order allowing UE's and CIPS' participation in the Midwest ISO. Under these orders, the MoPSC continues to set the transmission component of UE's rates to serve its bundled retail load. CILCO is already a member of the Midwest ISO and previously transferred functional control of its transmission system to the Midwest ISO. Genco does not own transmission assets, but pays the Midwest ISO to use the transmission system to transmit power from the Genco generating plants.

     On May 1, 2004, functional control of the UE and CIPS transmission systems was transferred to the Midwest ISO through GridAmerica LLC, or Grid America. The participation by UE and CIPS in the Midwest ISO is expected to increase annual costs by $5 million to $10 million in the aggregate and could result in a decrease in annual revenues of anywhere between zero and $10 million in the aggregate. UE and CIPS may also be required to expand their transmission systems according to decisions made by the Midwest ISO rather than their internal planning process.

     As a part of the transfer of functional control of UE's and CIPS' transmission systems to the Midwest ISO, Ameren received $26 million, which represented the refund of the $13 million exit fee paid by UE and the $5 million exit fee paid by CIPS when they left the Midwest ISO in 2001 and the reimbursement of funds that were invested in the proposed Alliance RTO. These refunds will result in after-tax gains of approximately $11 million, $8 million and $3 million for Ameren, UE and CIPS, respectively.

     Through orders issued during late 2003 and early 2004, the FERC had ordered the elimination of regional-through-and-out rates assessed by the Midwest ISO that involves transmission service from the Midwest ISO regions into the PJM region, to be effective May 1, 2004. However, on March 19, 2004, the FERC accepted an agreement among affected transmission owners that retains the regional through-and-out rates until December 1, 2004, and provides for continued negotiations aimed at developing a long-term transmission pricing structure to eliminate seams between the PJM and Midwest ISO regions based on specified pricing principles. Until the long-term transmission pricing structure has been established, UE and CIPS cannot predict the ultimate impact that such structure will have on their costs and revenues.

     On March 31, 2004, the Midwest ISO tendered for filing at the FERC a proposed Open Access Transmission and Energy Markets Tariff (the "Energy Markets Tariff"), which is intended to supercede its existing Open Access Transmission Tariff. The Energy Markets Tariff establishes rates, terms and conditions necessary for implementation of a centralized security-constrained economic dispatch platform supported by a day-ahead and real-time energy market design, including Locational Marginal-Cost Pricing and Financial Transmission Rights for transmission service within the Midwest ISO region. The Energy Markets Tariff also establishes market monitoring and mitigation procedures and codifies existing resource adequacy requirements placed on Midwest ISO members by their states or applicable regional reliability organization. The Midwest ISO has proposed to make the Energy Markets Tariff effective on December 1, 2004, subject to its ability to implement the Energy Markets Tariff. The Energy
Markets Tariff has not yet been accepted for filing by the FERC. Ameren is unable to determine the full impact that the Energy Markets Tariff will have until further information is available regarding the implementation of the Energy Markets Tariff.

     Until UE and CIPS achieve some degree of operational experience participating in the Midwest ISO through GridAmerica, we are unable to predict the ultimate impact that such participation or ongoing RTO developments at the FERC or other regulatory authorities will have on our financial position, results of operations or liquidity.

New Market Power Analysis Screen Order

     In an order issued April 14, 2004, the FERC replaced the Supply Margin Assessment Screen previously used to review applications by sellers of electricity at wholesale for authorization to sell power at market-based rates with two alternative measures of market power: (a) an uncommitted pivotal supplier analysis, and (b) an uncommitted market share analysis which is to be prepared on a seasonal basis. If an applicant passes both screens, a rebuttable presumption will exist that it lacks generation market power. If the applicant fails either screen, a rebuttable presumption will exist that it has market power. Under such circumstances, the applicant may either seek to rebut the presumption by preparing a delivered price test (identifying the amount of economic capacity from neighboring areas that can be delivered to the control area) or propose mitigation measures. Unless some other mitigation measure is adopted, the applicant's authority to sell power at market-based rates in areas in which it has market power will be revoked, and the applicant will be required to sell at cost-based rates in those areas.

     UE, CIPS, Genco, CILCO, AERG, Development Company, Marketing Company, Medina Valley and EEI currently have authorization from the FERC to continue to sell power at market-based rates. However, the FERC indicated in its April 14 order that it would apply the new market analysis screens to pending and future market-based rate applications, including three-year market-based rate reviews. All of the aforementioned Ameren entities currently have three-year market-based rate reviews pending at the FERC. Until Ameren has evaluated the impact of the FERC's order with respect to the Ameren system, we are unable to predict the ultimate impact that the new market power analysis screens will have on Ameren's ability to sell power at market-based rates.

NOTE 4 - SHORT-TERM BORROWINGS AND LIQUIDITY

     Short-term borrowings consist of commercial paper and bank loans (maturities generally within 1 to 45 days). As of March 31, 2004, short-term borrowings at Ameren and UE totaled $2 million. UE had no short-term borrowings outstanding at March 31, 2004, compared to $150 million at December 31, 2003. CIPS, Genco, CILCORP and CILCO had no short-term borrowings as of March 31, 2004 and December 31, 2003. The average short-term borrowings at UE were $74 million for the quarter ended March 31, 2004, with a weighted-average interest rate of 1.05%. Peak short-term borrowings for UE were $224 million for the quarter ended March 31, 2004, with a weighted-average interest rate of 1.06%.

     At March 31, 2004, certain of the Ameren Companies had committed bank credit facilities totaling $829 million, all of which were available for use by UE, CIPS, CILCO and Ameren Services through a utility money pool arrangement. In addition, $600 million of the $829 million may be used by Ameren directly and most of the non rate-regulated affiliates including, but not limited to, Resources Company, Genco, Marketing Company, AFS, AERG and Ameren Energy through a non state-regulated subsidiary money pool agreement. We have money pool agreements with and among our subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. Separate money pools are maintained between rate-regulated and non rate-regulated businesses. See Note 8
- Related Party Transactions for a detailed explanation of the money pool arrangements. The committed bank credit facilities are used to support our commercial paper programs under which no amounts were outstanding at March 31, 2004 (December 31, 2003 - $150 million). Access to our credit facilities for any of our subsidiaries is subject to reduction based on use by affiliates.

     EEI also has two bank credit agreements totaling $45 million with maturities through June 2004, all of which was available at March 31, 2004. Ameren guarantees $24 million of these facilities. The facilities, which expire in 2004, will be replaced or renewed by the Ameren Companies and EEI as they mature on terms consistent with current market conditions for borrowings based on the credit worthiness of the Ameren Companies and EEI.

     Borrowings under Ameren's non state-regulated subsidiary money pool by Genco, Development Company and Medina Valley, each an "exempt wholesale generator," are considered investments for purposes of the 50% SEC aggregate investment limitation. Based on Ameren's aggregate investment in these "exempt wholesale generators" as of March 31, 2004, the maximum permissible borrowings under Ameren's non state-regulated subsidiary money pool pursuant to this limitation for these entities was $665 million.

Indebtedness Provisions and Other Covenants

     Certain of the Ameren Companies' bank credit agreements contain provisions which, among other things, place restrictions on the ability to incur liens, sell assets and merge with other entities. Certain of these credit agreements also contain a provision that limits Ameren's, UE's, CIPS' and/or CILCO's total indebtedness to 60% of total capitalization pursuant to a calculation defined in the related agreement. As of March 31, 2004, the ratio of total indebtedness to total capitalization (calculated in accordance with this provision) for Ameren, UE, CIPS and CILCO was 46%, 45%, 53% and 49%, respectively. In addition, certain of these credit agreements contain indebtedness cross-default provisions and material adverse change clauses, which could trigger a default under these facilities in the event that any of Ameren's subsidiaries (subject to the definition in the underlying credit agreements), other than certain project finance subsidiaries, defaults in indebtedness in excess of $50 million. The credit agreements also require us to meet minimum ERISA funding rules.

     None of the Ameren Companies' credit agreements or financing agreements contain credit rating triggers. A $100 million CILCO bank term loan containing a credit ratings trigger was repaid in February 2004.

     At March 31, 2004, Ameren and its subsidiaries were in compliance with their credit agreement provisions and covenants.

NOTE 5 - LONG-TERM DEBT AND EQUITY FINANCINGS

Ameren

     In February 2004, Ameren issued, pursuant to an August 2002 Form S-3 shelf registration statement, 19.1 million shares of its common stock at $45.90 per share for net proceeds of $853 million. This issuance substantially depleted all of the capacity under the August 2002 shelf registration statement. The proceeds from this offering are expected to provide funds required to pay the cash portion of the purchase price for our acquisition of Illinois Power and Dynegy's 20% interest in EEI and to reduce Illinois Power debt assumed as part of this transaction and pay related premiums. Pending such use, and/or if the acquisition is not completed, we plan to use the net proceeds to reduce present or future indebtedness and/or repurchase securities of Ameren or its subsidiaries. A portion of the net proceeds may also be temporarily invested in short-term instruments. See Note 2 - Acquisitions for further information. In the first quarter of 2004, Ameren also issued 0.5 million new common shares valued at $28 million under its DRPlus and its 401(k) plans for general corporate purposes.

     In March 2004, the SEC declared effective a Form S-3 registration statement filed by Ameren in February 2004, authorizing the offering of six million additional shares of its common stock under the DRPlus. Shares of common stock sold under the DRPlus are, at Ameren's option, newly issued shares or treasury shares, or shares purchased in the open market or in privately negotiated transactions. Ameren is currently selling newly issued shares of its common stock under the DRPlus.

     On April 7, 2004, a new Form S-3 shelf registration statement was filed by Ameren with the SEC. This registration statement, upon being declared effective by the SEC, will authorize the offering from time to time of up to $2 billion of various forms of securities including long-term debt, trust preferred securities and equity securities to finance ongoing construction and maintenance programs, to redeem, repurchase, repay, or retire outstanding debt, to finance strategic investments, including our pending acquisition of Illinois Power and a 20% interest in EEI, and for other general corporate purposes.

UE

     In February and March 2004, in connection with the delivery of bond insurance policies to secure the environmental improvement and pollution control revenue bonds (Series 1991, 1992, 1998A, 1998B, 1998C, 2000A, 2000B and 2000C)
previously issued by the Missouri Environmental Authority, UE delivered separate series of its first mortgage bonds (which are subject to fallaway provisions, as defined in the indenture agreements, similar to those included in its first mortgage bonds which secure UE's senior secured notes) to secure its respective obligations under the existing loan agreements with the Missouri Environmental Authority relating to such environmental improvement and pollution control revenue bonds. As a result, the environmental improvement and pollution control revenue bonds were classified as Aaa, AAA and AAA by Moody's, S&P's and Fitch's, respectively.

     UE had a lease agreement, which was scheduled to expire on August 31, 2031, that provided for the financing of a portion of its nuclear fuel that was processed for use or was consumed at UE's Callaway Nuclear Plant. In February 2004, UE terminated this lease with a final payment of $67 million.

CILCORP and CILCO

     In February 2004, CILCO repaid its secured bank term loan totaling $100 million with available cash and borrowings from the utility money pool.

     The amortization related to the fair value adjustments was approximately $2 million for the three months ended March 31, 2004, and was recorded in interest expense in the Statement of Income for Ameren and CILCORP.

Amortization of Interest-related Costs

     The following table presents the amortization of debt issuance costs and any premium or discounts included in interest expense for the Ameren Companies for the three months ended March 31, 2004 and 2003, respectively:

   ----------------------------------------------------------------------------
                                                                Three Months
   ----------------------------------------------------------------------------
                                                              2004       2003
                                                              ----       ----
   Ameren(a)(c)........................................      $   5      $   2
   UE..................................................          1          1
   CIPS................................................          -          -
   Genco...............................................          -          -
   CILCORP(b)(c) ......................................          2          -
   CILCO...............................................          -          -
   ----------------------------------------------------------------------------
     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
     (b) January 2003 predecessor amounts were zero. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.
     (c) In conjunction with the acquisition of CILCORP in 2003, CILCORP's long-term debt was adjusted to fair value.

Indenture Provisions and Other Covenants

UE

     UE's indenture agreements and Articles of Incorporation include covenants and provisions which must be complied with in order to issue first mortgage bonds and preferred stock. UE must comply with earnings tests contained in its respective mortgage indenture and Articles of Incorporation. For the issuance of additional first mortgage bonds, earnings coverage of twice the annual interest charges on first mortgage bonds outstanding and to be issued is required. For the 12 months ended March 31, 2004, UE had a coverage ratio of 8.5 times the annual interest charges on the first mortgage bonds outstanding, which would permit UE to issue an additional $4 billion of first mortgage bonds at an assumed interest rate of 7%. For the issuance of additional preferred stock, earnings coverage of at least 2.5 times the annual dividend on preferred stock outstanding and to be issued is required under UE's Articles of Incorporation. For the 12 months ended March 31, 2004, UE had a coverage ratio of 72.4 times the annual dividend requirement on preferred stock outstanding which would permit UE to issue an additional $2.4 billion in preferred stock at an assumed dividend rate of 7%. The ability to issue such securities in the future will depend on such tests at that time.

     In addition, UE's mortgage indenture contains certain provisions which restrict the amount of common dividends that can be paid by UE. Under this mortgage indenture, $31 million of total retained earnings was restricted against the payment of common dividends, except for those dividends payable in common stock, leaving $1.6 billion of free and unrestricted retained earnings at March 31, 2004.

CIPS

     CIPS' indenture agreements and Articles of Incorporation include covenants which must be complied with in order to issue first mortgage bonds and preferred stock. CIPS must comply with earnings tests contained in its respective mortgage indenture and Articles of Incorporation. For the issuance of additional first mortgage bonds, earnings coverage of twice the annual interest charges on first mortgage bonds outstanding and to be issued is required. For the 12 months ended March 31, 2004, CIPS had a coverage ratio of 3.1 times the annual interest charges for one year on the aggregate amount of first mortgage bonds outstanding, and subsequently, the most restrictive test under the indenture agreements would allow CIPS to issue an additional $121 million of first mortgage bonds. For the issuance of additional preferred stock, earnings coverage of 1.5 times annual interest charges on all long-term debt outstanding and the annual preferred stock dividends is required under CIPS' Articles of Incorporation. For the 12 months ended March 31, 2004, CIPS had a coverage ratio of 2.0 times the sum of the annual interest charges and dividend requirements on all long-term debt and preferred stock outstanding as of March 31, 2004, and consequently had the availability to issue an additional $162 million of preferred stock at an assumed dividend rate of 7%. The ability to issue such securities in the future will depend on coverage ratios at that time.

Genco

     Genco's senior note indenture includes provisions that require it to maintain a senior debt service coverage ratio of at least 1.75 to 1 (for both the prior four fiscal quarters and projected for the next succeeding four six-month periods) in order to pay dividends to Ameren or to make payments of principal or interest under certain subordinated indebtedness excluding amounts payable under its intercompany note payable with CIPS. Genco's senior debt service coverage ratio exceeded 1.75 to 1 in each of the last four fiscal quarters. For the 12 months ended March 31, 2004, this ratio was 3.96 to 1. In addition, the indenture also restricts Genco from incurring any additional indebtedness, with the exception of certain permitted indebtedness as defined in the indenture, unless its senior debt service coverage ratio equals at least 2.5 to 1 for the most recently ended four fiscal quarters and its senior debt to total capital ratio would not exceed 60%, both after giving effect to the additional indebtedness on a pro-forma basis. This debt incurrence requirement is disregarded in the event certain rating agencies reaffirm the ratings of Genco after considering the additional indebtedness. As of March 31, 2004, Genco's senior debt to total capital ratio was 52%.

CILCORP

     Covenants in CILCORP's indenture governing its $475 million (original issuance amount) senior notes and bonds require CILCORP to maintain a debt to capital ratio of no greater than 0.67 to 1 and an interest coverage ratio of at least 2.2 to 1 in order to make any payment of dividends or intercompany loans to affiliates other than to its direct and indirect subsidiaries, including CILCO. However, in the event CILCORP is not in compliance with these tests, CILCORP may only make such payments of dividends or intercompany loans if its senior long-term debt rating is at least BB+ from S&P, Baa2 from Moody's and BBB from Fitch. For the 12 months ended March 31, 2004, CILCORP's debt to capital ratio was 0.61 to 1 and its interest coverage ratio was 2.8 to 1, calculated in accordance with related provisions in this indenture. The common stock of CILCO is pledged as security to the holders of these senior notes and bonds.

Off-Balance Sheet Arrangements

     At March 31, 2004, neither Ameren nor any of its subsidiaries had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business. Neither Ameren nor any of its subsidiaries expects to engage in any significant off-balance sheet financing arrangements in the near future.


NOTE 6 - Other Income and Deductions

     The following table presents Other Income and Deductions for each of the Ameren Companies for the three months ended March 31, 2004 and 2003:


   ===================================================================================================================
                                                                                          Three Months
   -------------------------------------------------------------------------------------------------------------------
                                                                                   2004                  2003
                                                                                   ----                  ----
   Ameren:(a)
   Miscellaneous income:
      Interest and dividend income.......................................       $     2             $     1
      Allowance for equity funds used during construction................             3                   -
      Other..............................................................             3                   5
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous income............................................       $     8             $     6
   -------------------------------------------------------------------------------------------------------------------
   Miscellaneous expense:
      Minority interest in subsidiary....................................       $    (1)            $    (1)
      Other..............................................................             -                  (2)
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense...........................................       $    (1)            $    (3)
   ===================================================================================================================
   UE:
   Miscellaneous income:
      Interest and dividend income.......................................        $    1              $    -
      Equity in earnings of subsidiary...................................             1                   1
      Allowance for equity funds used during construction................             3                   -
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous income............................................        $    5              $    1
   -------------------------------------------------------------------------------------------------------------------
   Miscellaneous expense:
      Other..............................................................        $   (1)             $   (1)
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense...........................................        $   (1)             $   (1)
   -------------------------------------------------------------------------------------------------------------------



   -------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months
   -------------------------------------------------------------------------------------------------------------------
                                                                                   2004                  2003
                                                                                   ----                  ----
   CIPS:
   Miscellaneous income:
      Interest and dividend income.......................................        $    7              $    7
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous income............................................        $    7              $    7
   -------------------------------------------------------------------------------------------------------------------
   Miscellaneous expense:
      Other..............................................................        $    -              $   (1)
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense...........................................        $    -              $   (1)
   ===================================================================================================================
   Genco:
   Miscellaneous income:
     Other...............................................................        $    -              $    2
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous income............................................        $    -              $    2
   -------------------------------------------------------------------------------------------------------------------
   Miscellaneous expense:
      Loss on disposition of property....................................        $   (1)             $    -
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense...........................................        $   (1)             $    -
   ===================================================================================================================
   CILCORP:(b)
   Miscellaneous expense:
      Other..............................................................        $   (1)             $    -
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense...........................................        $   (1)             $    -
   ===================================================================================================================
   CILCO:
   Miscellaneous expense:
      Other..............................................................        $   (1)             $    -
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense...........................................        $   (1)             $    -
   ===================================================================================================================

(a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
(b) January 2003 predecessor amounts were zero. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.


NOTE 7 - Derivative Financial Instruments

Cash Flow Hedges

     The following table presents balances in certain accounts for cash flow hedges as of March 31, 2004:

   ===================================================================================================================
                                                  Ameren       UE      CIPS     Genco      CILCORP(a)        CILCO
   -------------------------------------------------------------------------------------------------------------------
   Balance Sheet:
      Other assets...........................      $  24     $  5     $  4       $  5      $  10              $ 10
      Other deferred credits and liabilities.          7        6        -          1          -                 -
   Accumulated OCI:
     Power forwards(b).......................         (1)      (1)       -          -          -                 -
     Interest rate swaps(c)..................          5        -        -          5          -                 -
     Gas swaps and futures contracts(d)......         16        2        4          -         10                10
     Call options(e).........................          3        3        -          -          -                 -
   ===================================================================================================================

(a) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.
(b) Represents the mark-to-market loss for the hedged portion of electricity price exposure for periods generally less than one year. Certain contracts designated as hedges of electricity price exposure have terms up to five years.
(c) Represents a gain associated with interest rate swaps at Genco that were a partial hedge of the interest rate on debt issued in June 2002. The swaps cover the first 10 years of debt that has a 30-year maturity and the gain in OCI is amortized over a 10-year period that began in June 2002.
(d) Represents a gain associated with natural gas swaps and futures contracts. The swaps are a partial hedge of our natural gas requirements through October 2007. CILCO amount represents a gain associated with a partial hedge of natural gas requirements through October 2007.
(e) Represents the mark-to-market gain of two call options accounted for as cash flow hedges for coal held with two suppliers. One of these options to purchase coal expires in October 2004 and the other option expires in July 2005.

     The pre-tax net gain or loss on power forward derivative instruments included in Other Income and Deductions at UE and Genco, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in OCI due to transactions going to delivery or settlement, was less than a $1 million loss for UE and was less than a $1 million gain for Genco for the quarter ended March 31, 2004 (2003 - less than $1 million loss for UE, less than $1 million loss for Genco).

Other Derivatives

     The following table represents for the three months ended March 31, 2004 and 2003, the net change in market value of option transactions, which are used to manage our positions in SO2 allowances, coal, heating oil and electricity or power. Certain of these transactions are treated as non-hedge transactions under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The net change in the market value of SO2 options is recorded in Operating Revenues - Electric, while the net change in the market value of coal, heating oil and electricity or power options is recorded as Operating Expenses - Fuel and Purchased Power.


   ===================================================================================================================
                               Gains (Losses)(a)                                            Three Months
   -------------------------------------------------------------------------------------------------------------------
                                                                                      2004                2003
                                                                                      ----                ----
   SO2 options:
       Ameren(b).............................................................      $   (1)             $    1
       UE....................................................................          (3)                  -
       CIPS..................................................................           -                   -
       Genco.................................................................           2                   1
       CILCORP(c)............................................................           -                   -
       CILCO(c)..............................................................           -                   -
   ===================================================================================================================

(a) Coal, power and heating oil option gains and losses were less than $1 million for the periods shown above.
(b) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
(c)  January 2003 predecessor amounts were zero.


NOTE 8 - Related Party Transactions

     The Ameren Companies have engaged in, and may in the future engage in, affiliate transactions in the normal course of business. These transactions primarily consist of gas and power purchases and sales, services received or rendered, borrowings and lendings. Transactions between affiliates are reported as intercompany transactions on their financial statements, but are eliminated in consolidation for Ameren's financial statements. For a discussion of our material related party agreements, see Note 14 - Related Party Transactions under Part II, Item 8 of the Ameren Companies' combined Form 10-K for the fiscal year ended December 31, 2003. Below are descriptions of material changes to the joint dispatch agreement which were recently proposed and of activities under the money pool arrangements which occurred during the three months ended March 31, 2004.

Joint Dispatch Agreement

     UE and Genco jointly dispatch electric generation under an amended joint dispatch agreement. Under the agreement, each affiliate is required to serve its load requirements from its own generation first, and then allow access to any available generation to its affiliate. The joint dispatch agreement can be terminated by either party by giving one year's notice on or after January 1, 2004. To address concerns raised before the MoPSC in the proceeding relating to the transfer of UE's Illinois-based utility businesses to CIPS (see Note 3 - Rate and Regulatory Matters), UE offered to seek to amend the joint dispatch agreement so as to provide UE with a larger share of the margins on short term sales of power from the combined generation of UE and Genco. In particular, UE offered to use its best efforts to obtain all required regulatory approvals for such an amendment, but only if the MoPSC concluded that this was a necessary condition for its approval of the transfer of UE's Illinois-based utility businesses. If made, such an amendment is expected to provide to UE additional annual margins ranging from approximately $7 million to $24 million for UE's share of short term power sales. Such an amendment is expected to result in a corresponding reduction in Genco's margins from its share of short term power sales. However, this reduction is expected to be offset by margins received from additional power sales by Genco (through Marketing Company) to CIPS to serve the transferred UE Illinois-based electric utility business. Also as part of the proceeding before the MoPSC, UE offered to study alternatives to the current use of incremental costs to price system energy transfers under the joint dispatch agreement between UE and Genco, if the MoPSC concluded that this was a necessary condition for its approval. As a result of the foregoing, there is uncertainty as to the terms of the joint dispatch agreement and also as to its duration. The termination of the agreement, or modifications to it, could have a material adverse effect on UE or Genco. Modifications to, or termination of, the agreement would not have an immediate impact on Ameren due to UE's Missouri electric rate moratorium, which ends June 30, 2006.

Money Pools

     Through the utility money pool, the pool participants can access committed credit facilities at Ameren which totaled $600 million at March 31, 2004. These facilities are in addition to UE's $154 million, CIPS' $15 million and CILCO's $60 million in committed credit facilities which are also available to the utility money pool participants. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings by their affiliates, but increased to the extent the pool participants have surplus funds or other external sources are used to increase the available amounts. The average interest rate for borrowing under the utility money pool for the three months ended March 31, 2004 was 1.0% (2003 - 1.3%).

     At March 31, 2004, $600 million was available through the non state-regulated subsidiary money pool, excluding additional funds available through excess cash balances. The average interest rate for borrowing under the non state-regulated subsidiary money pool for the three months ended March 31, 2004 was 8.8% (2003 - 8.8%).

     CILCORP has been granted authority by the SEC under the PUHCA to borrow up to $250 million directly from Ameren in a separate arrangement unrelated to the money pools.

UE

     The following tables present the impact of related party transactions on UE's Consolidated Statement of Income and Consolidated Balance Sheet, based primarily on the agreements discussed above and in Note 14 - Related Party Transactions under Part II, Item 8 of the Ameren Companies' combined Form 10-K for the fiscal year ended December 31, 2003:


   ===================================================================================================================
                           Statement of Income                                   Three Months Ended March 31,
   -------------------------------------------------------------------------------------------------------------------
                                                                                 2004                   2003
                                                                                 ----                   ----
   Operating revenues from affiliates:
        Power supply agreement with EEI................................       $     -                $     -
        Joint dispatch agreement with Genco............................            30                     32
        Agency agreement with Ameren Energy............................            53                     71
        Gas transportation agreement with Genco........................             -                      -
   -------------------------------------------------------------------------------------------------------------------
        Total operating revenues.......................................       $    83                $   103
   -------------------------------------------------------------------------------------------------------------------
   Fuel and purchased power expenses from affiliates:
        Power supply agreements:
          EEI..........................................................       $    16                $    13
          Marketing Company............................................             2                      2
        Joint dispatch agreement with Genco............................            12                     11
        Agency agreement with Ameren Energy............................            19                     17
   -------------------------------------------------------------------------------------------------------------------
        Total fuel and purchased power expenses........................       $    49                $    43
   -------------------------------------------------------------------------------------------------------------------
   Other operating expenses:
        Support service agreements:
          Ameren Services..............................................       $    38                $    45
          Ameren Energy................................................             3                      5
          AFS..........................................................             1                      2
   -------------------------------------------------------------------------------------------------------------------
          Total other operating expenses...............................       $    42                $    52
   -------------------------------------------------------------------------------------------------------------------
   Interest expense:
          Borrowings (advances) related to money pool..................       $     -                $     1
   ===================================================================================================================


   ===================================================================================================================
                              Balance Sheet                                 March 31, 2004          December 31, 2003
   -------------------------------------------------------------------------------------------------------------------
   Assets:
        Miscellaneous accounts and notes receivable......................     $    24                $    16
        Advances to money pool...........................................           -                     12
   Liabilities:
        Accounts payable and wages payable...............................     $    42                $    46
        Borrowings from money pool.......................................         292                      -
   ===================================================================================================================


CIPS

     The following tables present the impact of related party transactions on CIPS' Statement of Income and Balance Sheet, based primarily on the agreements discussed above and in Note 14 - Related Party Transactions under Part II, Item 8 of the Ameren Companies' combined Form 10-K for the fiscal year ended December 31, 2003:


   ===================================================================================================================
                           Statement of Income                                   Three Months Ended March 31,
   -------------------------------------------------------------------------------------------------------------------
                                                                                 2004                   2003
                                                                                 ----                   ----
   Operating revenues from affiliates:
        Power supply agreements:
          Marketing Company............................................        $     8               $     7
          CILCO........................................................              -                     1
   -------------------------------------------------------------------------------------------------------------------
        Total operating revenues.......................................        $     8               $     8
   -------------------------------------------------------------------------------------------------------------------
   Fuel and purchased power expenses from affiliates:
        Power supply agreements:
          Marketing Company............................................        $    72               $    80
          EEI..........................................................              8                     7
   -------------------------------------------------------------------------------------------------------------------
        Total fuel and purchased power expenses........................        $    80               $    87
   -------------------------------------------------------------------------------------------------------------------
   Other operating expenses:
        Support service agreements:
          Ameren Services..............................................        $    12               $    15
          AFS..........................................................              -                     -
   -------------------------------------------------------------------------------------------------------------------
        Total other operating expenses.................................        $    12               $    15
   -------------------------------------------------------------------------------------------------------------------
   Interest (expense) income:
        Note receivable from Genco.....................................        $     7               $     7
        Borrowings (advances) related to money pool....................              -                     -
   ===================================================================================================================
   ===================================================================================================================
                              Balance Sheet                                 March 31, 2004          December 31, 2003
   -------------------------------------------------------------------------------------------------------------------
   Assets:
        Miscellaneous accounts and notes receivable...................         $    12               $    10
        Advances to money pool.........................................              -                     -
        Promissory note receivable from Genco(a).......................            373                   373
        Tax receivable from Genco......................................            159                   162
   Liabilities:
        Accounts payable and wages payable.............................        $    41               $    43
        Borrowings from money pool.....................................             97                   121
   ===================================================================================================================

(a) Amount includes current portion of $49 million as of December 31, 2003 and March 31, 2004.

Genco

     The following tables present the impact of related party transactions on Genco's Statement of Income and Balance Sheet, based primarily on the agreements discussed above and in Note 14 - Related Party Transactions under Part II, Item 8 of the Ameren Companies' combined Form 10-K for the fiscal year ended December 31, 2003:

   ===================================================================================================================
                         Statement of Income                                   Three Months Ended March 31,
   -------------------------------------------------------------------------------------------------------------------
                                                                             2004                     2003
                                                                             ----                     ----
   Operating revenues from affiliates:
        Power supply agreements:
          Marketing Company........................................       $    173                 $   157
          EEI......................................................              -                       -
        Joint dispatch agreement with UE...........................             12                      11
        Agency agreement with Ameren Energy........................             27                      35
        Operating lease with Development Company...................              3                       3
   -------------------------------------------------------------------------------------------------------------------
        Total operating revenues ..................................       $    215                 $   206
   -------------------------------------------------------------------------------------------------------------------
   Fuel and purchased power expenses from affiliates:
        Joint dispatch agreement with UE...........................       $     30                 $    32
        Agency agreement with Ameren Energy........................              7                       8
        Power purchase agreement with Marketing Company............              -                       -
        Gas transportation agreement with UE.......................              -                       -
   -------------------------------------------------------------------------------------------------------------------
        Total fuel and purchased power expenses....................       $     37                 $    40
   -------------------------------------------------------------------------------------------------------------------
   Other operating expenses:
        Support service agreements:
          Ameren Services..........................................       $      4                 $     5
          Ameren Energy............................................              1                       3
          AFS......................................................              -                       1
   -------------------------------------------------------------------------------------------------------------------
        Total other operating expenses.............................       $      5                 $     9
   -------------------------------------------------------------------------------------------------------------------
   Interest expense:
        Borrowings (advances) related to money pool................       $      3                 $     5
        Note payable to CIPS.......................................              7                       7
        Note payable to Ameren.....................................              1                       1
   ===================================================================================================================
   ===================================================================================================================
                            Balance Sheet                               March 31, 2004         December 31, 2003
   -------------------------------------------------------------------------------------------------------------------
   Assets:
        Miscellaneous accounts and notes receivable................       $     81                 $    78
   Liabilities:
        Accounts payable and wages payable.........................             25                      22
        Interest payable...........................................              6                       7
        Promissory note payable to CIPS(a).........................            373                     373
        Promissory note payable to Ameren(b).......................             38                      38
        Tax payable to CIPS........................................            159                     162
        Borrowings from money pool.................................             91                     124
   ===================================================================================================================

(a) Amount includes current portion of $49 million as of December 31, 2003 and March 31, 2004.
(b) Amount includes current portion of $4 million as of December 31, 2003 and March 31, 2004.

CILCORP

     The following tables present the impact of related party transactions on CILCORP's Consolidated Statement of Income and Consolidated Balance Sheet, based primarily on the agreements discussed above and in Note 14 - Related Party Transactions under Part II, Item 8 of the Ameren Companies' combined Form 10-K for the fiscal year ended December 31, 2003:


   ===================================================================================================================
                        Statement of Income(a)(b)                                Three Months Ended March 31,
   -------------------------------------------------------------------------------------------------------------------
                                                                                2004                   2003
                                                                                ----                   ----
   Operating revenues from affiliates:
        Gas supply and services agreement with Medina Valley...........       $    -                 $    6
   -------------------------------------------------------------------------------------------------------------------
        Total operating revenues.......................................       $    -                 $    6
   -------------------------------------------------------------------------------------------------------------------
   Fuel and purchased power expenses from affiliates:
        Executory tolling agreement with Medina Valley.................       $   10                 $    9
        Power purchase agreement with CIPS.............................            -                      1
        Bilateral supply agreement with Marketing Company..............            -                      -
   -------------------------------------------------------------------------------------------------------------------
        Total fuel and purchased power expenses........................       $   10                 $   10
   -------------------------------------------------------------------------------------------------------------------
   Other operating expenses:
        Support services agreements:
          Ameren Services..............................................       $   13                 $    -
          AFS..........................................................            -                      -
   -------------------------------------------------------------------------------------------------------------------
        Total other operating expenses.................................       $   13                 $    -
   -------------------------------------------------------------------------------------------------------------------
   Interest expense:
        Note payable to Ameren.........................................       $    1                 $    -
        Borrowings related to money pool...............................       $    1                 $    -
   ===================================================================================================================

(a) 2003 amounts include January 2003 predecessor information which included $2 million in operating revenues and $3 million in purchased power associated with the executory tolling agreement with Medina Valley.
(b) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.


   ===================================================================================================================
                             Balance Sheet(a)                              March 31, 2004        December 31, 2003
   -------------------------------------------------------------------------------------------------------------------
   Assets:
        Miscellaneous accounts and notes receivable....................        $   13                 $    8
   Liabilities:
        Accounts payable...............................................       $    46                $    16
        Note payable to Ameren.........................................            38                     46
        Borrowings from money pool.....................................           192                    145
   -------------------------------------------------------------------------------------------------------------------

(a) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

CILCO

     The following tables present the impact of related party transactions on CILCO's Consolidated Statement of Income and on the Consolidated Balance Sheet, based primarily on the various agreements discussed above and in Note 14 - Related Party Transactions under Part II, Item 8 of the Ameren Companies' combined Form 10-K for the fiscal year ended December 31, 2003:


   ===================================================================================================================
                        Statement of Income                                  Three Months Ended March 31,
   -------------------------------------------------------------------------------------------------------------------
                                                                             2004                      2003
                                                                             ----                      ----
   Operating revenues from affiliates:
        Gas transportation agreement with Medina Valley.........           $    -                   $     -
   -------------------------------------------------------------------------------------------------------------------
        Total operating revenues................................           $    -                   $     -
   -------------------------------------------------------------------------------------------------------------------
   Fuel and purchased power expenses from affiliates:
        Executory tolling agreement with Medina Valley..........           $   10                   $     9
        Power purchase agreement with CIPS......................                -                         1
        Bilateral supply agreement with Marketing Company.......                -                         -
   -------------------------------------------------------------------------------------------------------------------
        Total fuel and purchased power expenses.................           $   10                   $    10
   -------------------------------------------------------------------------------------------------------------------



   -------------------------------------------------------------------------------------------------------------------
                        Statement of Income                                  Three Months Ended March 31,
   -------------------------------------------------------------------------------------------------------------------
                                                                             2004                      2003
                                                                             ----                      ----
   Other operating expenses:
        Support services agreements:
          Ameren Services.......................................           $   12                   $     -
          AFS...................................................                -                         -
   -------------------------------------------------------------------------------------------------------------------
        Total other operating expenses..........................           $   12                   $     -
   -------------------------------------------------------------------------------------------------------------------
   Interest expense:
        Borrowings related to money pool........................           $    1                   $     -
   ===================================================================================================================
   ===================================================================================================================
                           Balance Sheet                                March 31, 2004           December 31, 2003
   -------------------------------------------------------------------------------------------------------------------
   Assets:
        Miscellaneous accounts and notes receivable.............           $    5                   $     6
   Liabilities:
        Accounts payable .......................................           $   54                   $    23
        Borrowings from money pool..............................              200                       149
   ===================================================================================================================

NOTE 9 - Commitments and Contingencies

Callaway Nuclear Plant

     The following table presents insurance coverage at UE's Callaway Nuclear Plant at March 31, 2004:


   ===================================================================================================================
                                                                  Maximum                  Maximum Assessments
                Type and Source of Coverage                      Coverages                for Single Incidents
   -------------------------------------------------------------------------------------------------------------------
   Public liability:
        American Nuclear Insurers......................       $      300                   $          -
        Pool participation.............................           10,562                            101(a)
                                                          ------------------------------------------------------------
                                                              $   10,862(b)                $        101
   Nuclear worker liability:
        American Nuclear Insurers......................       $      300(c)                $          4
   Property damage:
        Nuclear Electric Insurance Ltd.................       $    2,750(d)                $         21
   Replacement power:
        Nuclear Electric Insurance Ltd.................       $      490(e)                $          7
   ===================================================================================================================

(a) Retrospective premium under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, as amended (Price-Anderson). This is subject to retrospective assessment with respect to loss from an incident at any U.S. reactor, payable at $10 million per year. Price-Anderson expired in August 2002 and the temporary extension expired December 31, 2003. Renewal legislation is pending before Congress. Until Price-Anderson is renewed, its provisions continue to apply to existing nuclear plants.
(b)  Limit of liability for each incident under Price-Anderson.
(c) Industry limit for potential liability from workers claiming exposure to the hazards of nuclear radiation.
(d)  Includes premature decommissioning costs.
(e) Weekly indemnity of $3.5 million for 52 weeks, which commences after the first eight weeks of an outage, plus $2.8 million per week for 110 weeks thereafter.

     Price-Anderson limits the liability for claims from an incident involving any licensed U.S. nuclear facility. The limit is based on the number of licensed reactors and is adjusted at least every five years based on the Consumer Price Index. Utilities owning a nuclear reactor cover this exposure through a combination of private insurance and mandatory participation in a financial protection pool, as established by Price-Anderson.

     If losses from a nuclear incident at the Callaway Nuclear Plant exceed the limits of, or are not subject to, insurance, or if coverage is not available, we self-insure the risk. Although we have no reason to anticipate a serious nuclear incident, if one did occur, it could have a material, but indeterminable, adverse effect on our financial position, results of operations or liquidity.

Environmental Matters

Clean Air Act

     In mid-December 2003, the EPA issued proposed regulations with respect to SO2 and NOx emissions (the "Interstate Air Quality Rule") and mercury emissions from coal-fired power plants. The new rules, if adopted, will require significant additional reductions in these emissions from our power plants in phases, beginning in 2010. The rules are currently under a public review and comment period and may change before being issued as final. The following table presents preliminary estimated capital costs based on current technology on the Ameren systems to comply with the SO2 and NOx rules, as proposed:


   ===================================================================================================================
                                                              By 2010                          2011 - 2015
   -------------------------------------------------------------------------------------------------------------------
   Ameren......................................    $400 million to $600 million       $500 million to $800 million
   UE..........................................    $250 million to $350 million       $300 million to $500 million
   CIPS........................................                  -                                  -
   Genco.......................................    $140 million to $220 million       $150 million to $200 million
   CILCORP(a)..................................     $10 million to $30 million         $50 million to $100 million
   CILCO.......................................     $10 million to $30 million         $50 million to $100 million
   ===================================================================================================================

(a) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

     The proposed mercury regulations contain a number of options and the final control requirements are highly uncertain. Ameren anticipates additional capital costs to comply with the mercury rules could range from $300 million to $500 million by 2010, with UE incurring approximately half of the costs and Genco incurring most of the remaining costs. Additional amounts could be required to comply with mercury rules by 2018.

Remediation

     In October 2002, UE was included in a Unilateral Administrative Order list of potentially liable parties for groundwater contamination for a portion of the Sauget Area 2 site. The Unilateral Administrative Order encompasses the groundwater contamination releasing to the Mississippi River adjacent to Monsanto Chemical Company's (now known as Solutia's) former chemical waste landfill and the resulting impact area in the Mississippi River. UE is being asked to participate in response activities that involve the installation of a barrier wall around a chemical waste site with three recovery wells to divert groundwater flow. The projected cost for this remedy method is approximately $26 million. In November 2002, UE sent a letter to the EPA asserting its defenses to the Unilateral Administrative Order and requested its removal from the list of potentially responsible parties under the Unilateral Administrative Order. Solutia agreed to comply with the Unilateral Administrative Order. However, in December 2003, Solutia filed for bankruptcy protection and is seeking to discharge its environmental liabilities. In March 2004, Pharmacia Corporation, the former parent company of Solutia, confirmed its intent to comply with the EPA's Unilateral Administrative Order. As the status and scope of future remediation at Sauget Area 2 is uncertain, we are unable to predict the ultimate impact of the Sauget Area 2 site on our financial position, results of operations or liquidity.

Asbestos-Related Litigation

     Ameren, UE, CIPS, Genco and CILCO have been named, along with numerous other parties, in a number of lawsuits which have been filed by certain plaintiffs claiming varying degrees of injury from asbestos exposure. Most have been filed in the Circuit Court of Madison County, Illinois. The number of total defendants named in each case is significant with as many as 110 parties named in a case to as few as six. However, the average number of parties is 61 in the cases that were pending as of March 31, 2004.

     The claims filed against Ameren, UE, CIPS, Genco and CILCO allege injury from asbestos exposure during the plaintiffs' activities at our electric generating plants. In the case of CIPS, its former plants are now owned by Genco, and in the case of CILCO, most of its former plants are now owned by AERG. As a part of the transfer of ownership of the generating plants, the transferor (CIPS or CILCO) has contractually agreed to indemnify the transferee (Genco or AERG) for liabilities associated with asbestos-related claims arising from activities prior to the transfer. Each lawsuit seeks unspecified damages in excess of $50,000, which, if proved, typically would be shared among the named defendants.

     From December 31, 2003 through March 31, 2004, 10 additional lawsuits were filed against Ameren, UE and CIPS, mostly in the Circuit Court of Madison County, Illinois, three lawsuits were dismissed and six were settled. The following table presents the status as of March 31, 2004, of the asbestos-related lawsuits that have been filed against the Ameren Companies:


   ===================================================================================================================
                                                                  Specifically Named as Defendant
                                               -----------------------------------------------------------------------
                                    Total(a)       Ameren        UE          CIPS           Genco           CILCO
   -------------------------------------------------------------------------------------------------------------------
     Filed..........................     188         16         128           74              2               13
     Settled........................      37          -          27           13              -                1
     Dismissed......................      70          3          51           22              -                2
     Pending........................      81         13          50           39              2               10
   ===================================================================================================================

(a) Addition of the numbers in the individual columns does not equal the total column because some of the lawsuits name multiple Ameren entities as defendants.

     Ameren, UE, CIPS, Genco and CILCO believe that the final disposition of these proceedings will not have a material adverse effect on their financial position, results of operations or liquidity.

Other Matters

     On June 18, 2003, 20 retirees and surviving spouses of retirees of various Ameren companies (the plaintiffs) filed a complaint in the U.S. District Court, Southern District of Illinois, against Ameren, UE, CIPS, Genco and Ameren Services, and against our Retiree Medical Plan (the defendants). The retirees were members of various local labor unions of the IBEW and the IUOE. The complaint, referred to as Barnett, et al. vs Ameren Corporation, et al., alleges the following:

o the labor organizations which represented the plaintiffs have historically negotiated retiree medical benefits with the defendants and that pursuant to the negotiated collective bargaining agreements and other negotiated documents, the plaintiffs are guaranteed medical benefits at no cost or at a fixed maximum cost during their retirement;
o Ameren has unilaterally announced that, beginning in 2004, retirees must pay a portion of their own healthcare premiums and either an increasing portion of their dependents' premiums or newly imposed dependents' premiums, and that surviving spouses will be paying increased amounts for their medical benefits;
o the defendants' actions deprive the plaintiffs of vested benefits and thus violate ERISA and the Labor Management Relations Act of 1947, and constitute a breach of the defendants' fiduciary duties; and
o the defendants are estopped from changing the plan benefits. (This allegation was subsequently dropped from the amended complaints referred to below).

     The plaintiffs filed the complaint on behalf of themselves, other similarly situated former non-management employees and their surviving spouses who retired from January 1, 1992 through October 1, 2002, and on behalf of all subsequent non-management retirees and their surviving spouses whose medical benefits are reduced or are threatened with reduction. The plaintiffs seek to have this lawsuit certified as a class action, seek injunctive relief and declaratory relief, seek actual damages for any amounts they are made to pay as a result of the defendants' actions, and seek payment of attorney fees and costs. An amended complaint that added three plaintiffs was filed July 15, 2003. In response to the Court's ruling on the defendants' motions to dismiss various counts of the complaint, a second amended complaint was filed on December 15, 2003, clarifying some of the allegations, adding two and dropping two plaintiffs, and adding the Ameren Group Medical Plan as a defendant. On April 27, 2004, the Court granted the defendants motion to dismiss one of the counts brought in connection with the amended complaint which alleges the defendants breached their fiduciary duties under ERISA. We are unable to predict the outcome of this lawsuit or the impact of the outcome on our financial position, results of operations or liquidity.

NOTE 10 - Callaway Nuclear Plant

     Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the permanent storage and disposal of spent nuclear fuel. The DOE currently charges one mill, or 1/10 of one cent, per nuclear-generated kilowatthour sold for future disposal of spent fuel. Pursuant to this Act, UE collects one mill from its electric customers for each kilowatthour of electricity that it generates from its Callaway Nuclear Plant. Electric utility rates charged to customers provide for recovery of such costs. The DOE is not expected to have its permanent storage facility for spent fuel available until at least 2015. UE has sufficient storage capacity at its Callaway Nuclear Plant until 2019 and has the capability for additional storage capacity through the licensed life of the plant. The delayed availability of the DOE's disposal facility is not expected to adversely affect the continued operation of the Callaway Nuclear Plant through its currently licensed life.

     Electric utility rates charged to customers provide for the recovery of the Callaway Nuclear Plant's decommissioning costs over the life of the plant, based on an assumed 40-year life, ending with expiration of the plant's operating license in 2024. The Callaway Nuclear Plant site is assumed to be decommissioned based on immediate dismantlement method and removal from service. Decommissioning costs, including decontamination, dismantling and site restoration, are estimated to be $536 million in current year dollars and are expected to escalate approximately 3.5% per year through the end of decommissioning activity in 2033. Decommissioning costs are charged to cost of services used to establish electric rates for UE's customers and amounted to approximately $7 million in each of the years 2003, 2002 and 2001. Every three years, the MoPSC and ICC require UE to file updated cost studies for decommissioning its Callaway Nuclear Plant, and electric rates may be adjusted at such times to reflect changed estimates. The latest studies were filed in 2002. Costs collected from customers are deposited in an external trust fund to provide for the Callaway Nuclear Plant's decommissioning. Fund earnings are expected to average approximately 8.6% annually through the date of decommissioning. If the assumed return on trust assets is not earned, we believe it is probable that any such earnings deficiency will be recovered in rates. The fair value of the nuclear decommissioning trust fund for UE's Callaway Nuclear Plant is reported in Nuclear Decommissioning Trust Fund in Ameren's and UE's Consolidated Balance Sheets. This amount is legally restricted to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund and to the regulatory asset recorded in connection with the adoption of SFAS No.
143. Upon the completion of UE's transfer of its Illinois electric and gas utility businesses to CIPS, which is subject to the receipt of regulatory approvals, the assets and liabilities related to the Illinois portion of the decommissioning trust fund will be transferred to Missouri. See Note 3 - Rate and Regulatory Matters for further information.



NOTE 11 - Stockholders' Equity

Paid-In Capital

     Ameren's paid-in capital increased by $873 million as of March 31, 2004 compared to December 31, 2003. Ameren received net proceeds of $853 million from the issuance of 19.1 million shares of its common stock in February 2004 at a price of $45.90 per share, pursuant to an August 2002 shelf registration statement. In the first quarter of 2004, Ameren also issued 0.5 million new shares valued at $28 million under its DRPlus and its 401(k) plans. Ameren's paid-in capital decreased $8 million due to the cashless exercise of stock options in the first quarter of 2004.

Other Comprehensive Income

     Comprehensive income includes net income as reported in the accompanying consolidated statements of income and all other changes in common stockholders' equity, except those resulting from transactions with common stockholders. A reconciliation of net income to comprehensive income for the three months ended March 31, 2004 and 2003 is shown below for the Ameren Companies:


   ===================================================================================================================
                                                                                             Three Months
   -------------------------------------------------------------------------------------------------------------------
                                                                                        2004              2003
                                                                                        ----              ----
   Ameren:(a)
   Net income...................................................................    $     97           $   101
   Unrealized loss on derivative hedging instruments,
     net of taxes of $- and $-, respectively....................................           -                (1)
   Reclassification adjustments for losses included in net income,
     net of taxes of $- and $(1), respectively..................................           -                (2)
   -------------------------------------------------------------------------------------------------------------------
        Total comprehensive income, net of taxes................................    $     97           $    98
   ===================================================================================================================
   ===================================================================================================================
   UE:
   Net income...................................................................    $     58           $    68
   Unrealized gain on derivative hedging instruments,
     net of taxes of $1 and $-, respectively....................................           2                 -
   Reclassification adjustments for losses included in net income,
     net of taxes of $- and $-, respectively....................................           -                (1)
   -------------------------------------------------------------------------------------------------------------------
        Total comprehensive income, net of taxes................................    $     60           $    67
   -------------------------------------------------------------------------------------------------------------------


   -------------------------------------------------------------------------------------------------------------------
                                                                                             Three Months
   -------------------------------------------------------------------------------------------------------------------
                                                                                        2004              2003
                                                                                        ----              ----
   CIPS:
   Net income...................................................................     $    10          $     2
   Unrealized gain on derivative hedging instruments,
     net of taxes of $1 and $-, respectively....................................           3                -
   Reclassification adjustments for losses included in net income,
     net of taxes of $- and $-, respectively....................................          (1)               -
   -------------------------------------------------------------------------------------------------------------------
        Total comprehensive income, net of taxes................................     $    12          $     2
   ===================================================================================================================
   ===================================================================================================================
   Genco:
   Net income...................................................................     $    29          $    39
   Unrealized loss on derivative hedging instruments,
     net of taxes of $1 and $-, respectively....................................          (1)               -
   -------------------------------------------------------------------------------------------------------------------
        Total comprehensive income, net of taxes................................     $    28          $    39
   ===================================================================================================================
   ===================================================================================================================
   CILCORP:(b)
   Net income...................................................................     $     4          $     3
   Unrealized gain (loss) on derivative hedging instruments,
     net of taxes of $1 and $(1), respectively..................................           3               (1)
   -------------------------------------------------------------------------------------------------------------------
        Total comprehensive income, net of taxes................................     $     7          $     2
   ===================================================================================================================
   ===================================================================================================================
   CILCO:
   Net income...................................................................     $     6          $    35
   Unrealized gain (loss) on derivative hedging instruments,
     net of taxes of $1 and $(1), respectively..................................           3               (1)
   -------------------------------------------------------------------------------------------------------------------
        Total comprehensive income, net of taxes................................     $     9          $    34
   ===================================================================================================================

(a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003 and includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
(b) 2003 amounts exclude January 2003 predecessor information. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

Outstanding Shares of Common Stock

     The following table reconciles the outstanding shares of Ameren common stock for the three months ended March 31, 2004 and 2003:


   ===================================================================================================================
                                                                                              Three Months
   -------------------------------------------------------------------------------------------------------------------
                                                                                            2004             2003
                                                                                            ----             ----
     Shares outstanding at beginning of period....................................         162.9            154.1
     Shares issued................................................................          19.6              7.0
   -------------------------------------------------------------------------------------------------------------------
          Shares outstanding at end of period.....................................         182.5            161.1
   ===================================================================================================================

NOTE 12 - PENSION AND OTHER POSTRETIREMENT BENEFITS

     In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132R)," which retains the disclosure requirements in SFAS No. 132 and contains additional requirements. These additional requirements include disclosures about a plan sponsor's investment strategies, detailed information of plan assets, expected future cash flow requirements, and interim disclosures related to periodic benefit cost. The following table presents Ameren's net periodic benefit costs (and the components of those costs) for pension and other postretirement benefits for the three months ended March 31, 2004 and 2003:


   ===================================================================================================================
                                                   Pension Benefits                    Postretirement Benefits
   -------------------------------------------------------------------------------------------------------------------
                                                2004                2003               2004                2003
                                                ----                ----               ----                ----
   Service cost........................       $   11            $     10             $    4             $     3
   Interest cost.......................           32                  34                 16                  15
   Expected return on plan assets......          (30)                (33)                (9)                 (8)
   Amortization cost:
     Transition obligation.............            -                   -                  1                   1
     Prior service cost................            3                   2                 (1)                 (1)
     Losses............................            6                   2                 10                   9
   -------------------------------------------------------------------------------------------------------------------
   Net periodic benefit cost...........       $   22            $     15             $   21             $    19
   ===================================================================================================================

     The total amount of our contributions paid, and expected to be paid, do not differ significantly from amounts previously disclosed.

     UE, CIPS, Genco, CILCORP and CILCO are participants in Ameren's plans and are responsible for their proportional share of the pension benefit costs. The following table presents the pension costs incurred for the three months ended March 31, 2004 and 2003:


   ===================================================================================================================
                                                                                2004                    2003
   -------------------------------------------------------------------------------------------------------------------
   Ameren(a)........................................................         $    22                  $   15
   UE...............................................................              13                      10
   CIPS.............................................................               3                       2
   Genco............................................................               2                       1
   CILCORP(b).......................................................               3                       1
   CILCO............................................................               7                       3
   ===================================================================================================================

(a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries.
(b) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

     UE, CIPS, Genco, CILCORP and CILCO are participants in Ameren's plans and are responsible for their proportional share of the postretirement benefit costs. The following table presents the postretirement costs incurred for the three months ended March 31, 2004 and 2003:


   ===================================================================================================================
                                                                                2004                    2003
   -------------------------------------------------------------------------------------------------------------------
   Ameren(a)........................................................         $    21                  $   19
   UE...............................................................              14                      13
   CIPS.............................................................               2                       2
   Genco............................................................               1                       1
   CILCORP(b).......................................................               3                       2
   CILCO............................................................               5                       3
   ===================================================================================================================

(a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries.
(b) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.


NOTE 13 - Segment Information

     Ameren's reportable segment, Utility Operations, is comprised of its electric generation and electric and gas transmission and distribution operations. Ameren's reportable segment, Other, is comprised of the parent holding company, Ameren Corporation.

     The accounting policies for segment data are the same as those described in
Note 1 - Summary of Significant Accounting Policies. Segment data includes intersegment revenues, as well as a charge for allocating costs of administrative support services to each of the operating companies, which, in each case, is eliminated upon consolidation. Ameren Services allocates administrative support services based on various factors, such as headcount, number of customers and total assets.

     The table below presents segment information about the reported revenues and net income of Ameren for the three months ended March 31, 2004 and 2003:

   ===================================================================================================================
                                                                             Reconciling
                               Utility Operations          Other               Items(b)                  Total
   -------------------------------------------------------------------------------------------------------------------
    2004:
    Operating revenues.......       $   1,513             $       -            $   (297)               $    1,216
    Net income...............              97                     -(c)                -                        97
   -------------------------------------------------------------------------------------------------------------------
    2003: (a)
    Operating revenues.......       $   1,382             $       -            $   (274)               $    1,108
    Net income...............             107                    (6)                  -                       101
   -------------------------------------------------------------------------------------------------------------------

(a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
(b)  Elimination of intercompany revenues.
(c) Increased investment and other non-operating income ($2 million) offset the corporate general and administrative expenses for the current quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Executive Summary

     Despite mild winter weather, Ameren was able to produce solid earnings this quarter. Excluding first quarter 2003 gains associated with the adoption of a new accounting standard, 2004 first quarter earnings for Ameren were up over first quarter 2003. The CILCORP acquisition, higher emission credit sales, sales growth due to a recovering economy and results from our focus on cost control positively affected 2004 first quarter earnings. These benefits more than offset the negative effects of milder winter weather, higher fuel and purchased power costs, weaker energy markets and earnings per share dilution resulting from increased common shares outstanding.

     In early February, Ameren announced the signing of a definitive agreement to purchase Illinois Power and an increased interest in EEI in a transaction valued at approximately $2.3 billion. In late March, Ameren completed the initial filings required for regulatory approval. This acquisition remains on target to close by the end of this year. Following the announcement of the acquisition, Ameren quickly moved to sell common stock, generating proceeds of approximately $850 million in order to secure a significant portion of the equity financing planned for the Illinois Power transaction. In total, that equity financing is expected to equal at least 50 percent of the transaction value.

General

     Ameren, headquartered in St. Louis, Missouri, is a public utility holding company registered with the SEC under the PUHCA. Ameren's primary asset is the common stock of its subsidiaries. Ameren's subsidiaries operate rate-regulated electric generation, transmission and distribution businesses, rate-regulated natural gas distribution businesses and non rate-regulated electric generation businesses in Missouri and Illinois. Dividends on Ameren's common stock are dependent on distributions made to it by its subsidiaries. See Note 1 - Summary of Significant Accounting Policies to our financial statements under Part I,
Item 1 of this report for a detailed description of our principal operating subsidiaries. Also see the Glossary of Terms and Abbreviations.

o    UE,  also  known as  Union  Electric  Company,  operates  a  rate-regulated
     electric   generation,   transmission  and  distribution   business  and  a
     rate-regulated natural gas distribution business in Missouri and Illinois.

o CIPS, also known as Central Illinois Public Service Company, operates a rate-regulated electric and natural gas transmission and distribution business in Illinois.

o Genco, also known as Ameren Energy Generating Company, operates a non rate-regulated electric generation business.

o CILCO, also known as Central Illinois Light Company, is a subsidiary of CILCORP (a holding company) and was acquired on January 31, 2003. It operates a rate-regulated electric transmission and distribution business, a primarily non rate-regulated electric generation business and a rate-regulated natural gas distribution business in Illinois.

     On February 2, 2004, Ameren entered into an agreement with Dynegy to purchase the stock of Decatur, Illinois-based Illinois Power and Dynegy's 20% ownership interest in EEI. See also Note 2 - Acquisitions and Note 3 - Rate and Regulatory Matters to our financial statements under Part I, Item 1 of this report for further information. Illinois Power also files quarterly, annual and current reports with the SEC, pursuant to the Exchange Act.

     When we refer to our, we or us, it indicates that the referenced information relates to Ameren and its subsidiaries. When we refer to financing or acquisition activities, we are defining Ameren as the parent holding company. When appropriate, the Ameren Companies are specifically referenced in order to distinguish among their different business activities.

     The financial statements of Ameren are prepared on a consolidated basis and therefore include the accounts of its majority-owned subsidiaries. Results of CILCORP and CILCO reflected in Ameren's consolidated financial statements include the period from the acquisition date of January 31, 2003. January 2003 data for CILCORP and CILCO is not included in Ameren's consolidated totals. See
Note 2 - Acquisitions to our financial statements under Part I, Item 1 of this report for further information. All significant intercompany transactions have been eliminated. All tabular dollar amounts are in millions, unless otherwise indicated.


RESULTS OF OPERATIONS

Earnings Summary

     Our results of operations and financial position are affected by many factors. Weather, economic conditions and the actions of key customers or competitors can significantly impact the demand for our services. Our results are also affected by seasonal fluctuations caused by winter heating and summer cooling demand. With over 90% of Ameren's revenues directly subject to regulation by various state and federal agencies, decisions by regulators can have a material impact on the price we charge for our services. Our non rate-regulated sales are subject to market conditions for power. We principally utilize coal, nuclear fuel, natural gas and oil in our operations. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather, supply and demand levels and many other factors. We do not have fuel or purchased power cost recovery mechanisms in Missouri or Illinois for our electric utility businesses, but we do have gas cost recovery mechanisms in each state for our gas utility businesses. The electric rates for UE, CIPS and CILCO are largely set through 2006 such that cost decreases or increases will not be immediately reflected in rates. In addition, the gas delivery rates for UE in Missouri are set through June 2006. Fluctuations in interest rates impact our cost of borrowing and pension and postretirement benefits. We employ various risk management strategies in order to try to reduce our exposure to commodity risks and other risks inherent in our business. The reliability of our power plants and transmission and distribution systems and the level of operating and administrative costs and capital investment are key factors that we seek to control in order to optimize our results of operations, cash flows and financial position.

     Ameren's net income decreased $4 million to $97 million, or 55 cents per share, in the first quarter of 2004 from $101 million, or 63 cents per share, in the first quarter of 2003. In 2003, Ameren's net income included a net cumulative effect after-tax gain of $18 million, or 11 cents per share, associated with the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." The SFAS No. 143 net gain resulted principally from the elimination of non-legal obligation costs of removal for non rate-regulated assets from accumulated depreciation.

     The following table presents the net cumulative effect after-tax gain recorded at each of the Ameren Companies upon adoption of SFAS No. 143:


   ===================================================================================================================
                                          Net Cumulative Effect After-Tax Gain
   -------------------------------------------------------------------------------------------------------------------
   Ameren(a)...............................................................................           $   18
   UE......................................................................................                -
   CIPS....................................................................................                -
   Genco...................................................................................               18
   CILCORP(b)..............................................................................                4
   CILCO...................................................................................               24
   ===================================================================================================================

(a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
(b) Represents predecessor information recorded in January 2003 prior to the acquisition date of January 31, 2003. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

     Excluding the net cumulative effect after-tax gain discussed above, Ameren's net income increased $14 million, and earnings per share increased 3 cents, for the first three months of 2004 as compared to the same period in 2003. The change in net income was primarily due to organic growth in revenues due to a recovering economy, increased sales of emission credits, favorable gas margins resulting from rate increases and results of CILCORP being included for an additional month in the current year. Partially offsetting these benefits were increased fuel and purchased power costs as a result of power plant outages, increased employee benefit costs, lower margins on interchange sales due to weaker power prices and lower sales and mild winter weather conditions in the current year. Increased common shares outstanding, primarily due to an offering to prefund a portion of the expected equity financing for the Illinois Power acquisition, also reduced earnings per share.

     As a holding company, Ameren's net income and cash flows are primarily generated by its principal subsidiaries, UE, CIPS, Genco and CILCORP. The following table presents the contribution by Ameren's principal subsidiaries to Ameren's consolidated net income for the three months ended March 31, 2004 and 2003:


   ===================================================================================================================
                                                                                            Three Months
   -------------------------------------------------------------------------------------------------------------------
                                                                                      2004                2003
                                                                                      ----                ----
   Net income:
         UE(a)...............................................................      $    57              $    67
         CIPS................................................................            9                    1
         Genco(a)............................................................           29                   39
         CILCORP(b)..........................................................            4                    3
         Other(c)............................................................           (2)                  (9)
   -------------------------------------------------------------------------------------------------------------------
   Ameren net income.........................................................      $    97              $   101
   ===================================================================================================================

(a) Includes earnings from interchange sales by Ameren Energy that provided approximately $17 million (2003 - $22 million) of UE's net income and approximately $10 million (2003 - $12 million) of Genco's net income in the first quarter of 2004.
(b) Excludes net income prior to the acquisition date of January 31, 2003. January 2003 predecessor amount was $9 million. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.
(c) Includes corporate general and administrative expenses, transition costs associated with the CILCORP acquisition and other non rate-regulated operations.

Electric Operations

     The following table presents the favorable (unfavorable) variations in electric margins, defined as electric revenues less fuel and purchased power, for the three months ended March 31, 2004 from the comparable period in 2003. Although electric margin may be considered a non-GAAP measure, we believe it is a useful measure to analyze the change in profitability of our electric operations between periods. The variation for Ameren reflects the contribution from CILCORP for the January 2004 period as a separate line item, which allows for other margin components to be comparable year over year as we owned CILCORP for only two months in the prior year period. The variations in CILCORP and CILCO electric margins are for the three months ended March 31, 2004, as compared to the same period in 2003.


   ===================================================================================================================
                 Three Months                  Ameren(a)      UE       CIPS      Genco       CILCORP(b)       CILCO
   -------------------------------------------------------------------------------------------------------------------
   Electric revenue change:
      CILCORP - January 2004...............    $    47      $   -     $   -    $     -       $     -         $     -
      Effect of weather (estimate).........        (14)       (10)       (2)         -            (1)             (1)
      Growth and other (estimate)..........         55         28        (4)        16           (28)            (28)
      Rate reductions......................         (7)        (7)        -          -             -               -
      Interchange revenues.................        (25)       (18)        1         (6)            -               -
      EEI..................................          1          -         -          -             -               -
   -------------------------------------------------------------------------------------------------------------------
   Total ..................................    $    57      $  (7)    $  (5)   $    10       $   (29)        $   (29)
   -------------------------------------------------------------------------------------------------------------------
   Fuel and purchased power change:
      CILCORP - January 2004...............    $   (24)     $   -     $   -    $     -       $     -         $     -
      Fuel:
          Generation and other.............         (1)         6         -         (5)           (6)             (5)
          Price............................         (5)        (4)        -         (2)            7               7
      Purchased power......................         (6)        (5)        6          3            20              20
      EEI .................................         (3)         -         -          -             -               -
   -------------------------------------------------------------------------------------------------------------------
   Total ..................................    $   (39)     $  (3)    $   6    $    (4)      $    21         $    22
   -------------------------------------------------------------------------------------------------------------------
   Net change in electric margins..........    $    18      $ (10)    $   1    $     6       $    (8)        $    (7)
   ===================================================================================================================

(a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
(b) Includes predecessor information for January 2003. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

Ameren

     Ameren's electric margin increased $18 million for the first three months of 2004, compared to the same period in 2003. Excluding the additional month of CILCORP results in the current year, electric margin decreased $5 million. Decreases in electric margin were primarily attributable to unfavorable weather conditions, rate reductions, decreased interchange margins, and an increase in fuel and purchased power. Partially offsetting these reductions were increased sales of emission credits, increased industrial, commercial and wholesale sales resulting from improved economic conditions and increased sales into the deregulated Illinois marketplace. Industrial and commercial sales rose 4% and 1%, respectively, during the quarter.

     The unfavorable weather conditions were primarily due to warmer winter weather in the first quarter of 2004 versus 2003. Heating degree days were approximately 9% less in the first three months of 2004 in our overall service territory compared to the same period in 2003 and approximately 6% less compared to normal conditions.

     Annual rate reductions as a result of the 2002 UE electric rate case settlement in Missouri negatively impacted electric revenues during the first quarter. Reductions of $50 million were effective April 1, 2002 and $30 million were effective April 1, 2003. An additional $30 million of annual electric rate reductions became effective April 1, 2004.

     Interchange margins decreased $14 million for the first three months of 2004, compared to the same period in 2003, due to lower power prices in the energy markets and decreased low-cost generation availability due to unplanned outages at the Callaway Nuclear Plant and other fossil power plants at UE, despite fewer outages at the Genco plants. Average realized power prices on interchange sales decreased to approximately $34 per megawatthour in the first three months of 2004 from approximately $42 per megawatthour in the first three months of 2003. Power prices in the first quarter of 2003 were unusually strong.

     Ameren's fuel and purchased power increased by $15 million, excluding the additional month of CILCORP, in the first three months of 2004, compared to the same period of 2003, due to increased power purchases necessitated by plant outages and increased fuel prices.

UE

     UE's electric margin decreased $10 million for the first three months of 2004, as compared to the same period in 2003. Decreases in electric margin in the first three months of 2004 were primarily attributable to unfavorable weather conditions, rate reductions resulting from the 2002 Missouri electric rate case settlement mentioned above and decreased interchange margins. Interchange margins decreased $10 million for the first three months of 2004 due to lower power prices in the energy markets and decreased low-cost generation availability as mentioned above. Partially offsetting these decreases were higher emission sales in the first quarter of 2004. Fuel and purchased power increased $3 million in the first quarter of 2004 primarily due to increased power purchases as a result of plant outages.

CIPS

     CIPS' electric margin was comparable in the first quarter of 2004 to the same period in 2003.

Genco

     Genco's electric margin increased $6 million for the first three months of 2004, as compared to the same period in 2003. Increases in electric margin were primarily attributable to higher wholesale margins due to increased sales to new customers coupled with increased use of lower cost generation due to fewer plant outages, partially offset by decreased interchange margins resulting from reduced sales and lower power prices.

CILCORP and CILCO

     Electric margin decreased $8 million at CILCORP and $7 million at CILCO for the first three months of 2004, as compared to the same period in 2003. Decreases in electric margin were primarily attributable to the switch of two large CILCO industrial customers to Marketing Company in July and October, 2003, transfers of non rate-regulated customers to Marketing Company and unfavorable weather conditions. Fuel and purchased power also decreased due to customers switching.

Gas Operations

     The following table presents the favorable (unfavorable) variations in gas margins, defined as gas revenues less gas purchased for resale, for the three months ended March 31, 2004, from the comparable period in 2003. Although gas margin may be considered a non-GAAP measure, we believe it is a useful measure to analyze the change in profitability of gas operations between periods.


   ===================================================================================================================
                                                                                            Three Months
   -------------------------------------------------------------------------------------------------------------------
     Ameren(a)...........................................................                    $    19
     UE..................................................................                          2
     CIPS................................................................                          5
     Genco...............................................................                          -
     CILCORP(b)..........................................................                          -
     CILCO...............................................................                         (2)
   ===================================================================================================================

(a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
(b) Includes predecessor information for January 2003. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

     Ameren's, UE's and CIPS' gas margins increased primarily due to delivery rate increases, partially offset by milder winter weather. Ameren's margin also increased due to the additional month of CILCORP results in the current year ($13 million). CILCO's gas margin decreased in the first quarter of 2004, as compared to the same period of 2003, as the mild winter weather conditions in CILCO's service territory more than offset the benefit of the delivery rate increases. CILCORP's gas margin was comparable in the first quarter of 2004 to the same period in 2003. The effect of all rate increases was approximately $9 million.

Operating Expenses and Other Statement of Income Items


     The following table presents the favorable (unfavorable) variations in operating and other expenses for the three months ended March 31, 2004, from the comparable period in 2003:


   ===================================================================================================================
                  Three Months                  Ameren(a)      UE      CIPS     Genco    CILCORP(b)          CILCO
   -------------------------------------------------------------------------------------------------------------------
      Other operations and maintenance.......  $   (14)      $   (6)  $   5    $    5       $  (7)         $    (6)
      Depreciation and amortization..........       (6)          (2)      -        (1)          4                2
      Taxes other than income taxes..........       (2)          (2)      -         2           3                4
      Other income and deductions............        4            4       1        (3)         (1)              (1)
      Interest...............................        2            -       1         3           2                2
      Income taxes...........................       (7)           4      (5)       (4)          3                3
   ===================================================================================================================

(a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003. Includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.

(b)  Includes predecessor information for January 2003.

Other Operations and Maintenance

     Ameren's other operations and maintenance expenses increased $14 million in the first quarter of 2004 as compared to the same period in 2003. Excluding the additional month of CILCORP results in the current year of $15 million, expenses decreased $1 million. Expenses at Ameren and UE increased primarily due to higher employee benefit costs and increased power plant maintenance expenses as a result of the number and timing of outages, but were more than offset by lower labor costs. See Outlook below for a discussion of the Callaway refueling outage, which began in early April 2004.

     CIPS' and Genco's other operations and maintenance expenses decreased in the first quarter of 2004, as compared to the same period in 2003, primarily due to decreased overhead costs and lower labor costs. Genco's expenses also decreased due to lower power plant maintenance costs.

     CILCORP's and CILCO's other operations and maintenance expenses increased in the first three months of 2004, as compared to the same period in 2003, primarily due to higher employee benefit costs and increased overhead costs.

Depreciation and Amortization

     Ameren's depreciation and amortization expenses increased $6 million in the first quarter of 2004, as compared to the same period in 2003. Excluding the additional month of CILCORP depreciation and amortization expenses in the current year ($6 million), expenses were comparable to the same period in 2003.

     UE's depreciation and amortization expenses increased in the current quarter, as compared to the same period in 2003, primarily due to capital additions.

     Depreciation and amortization expenses at CILCORP and CILCO decreased in the first quarter of 2004, as compared to the same period in 2003, primarily due to the write-off of software subsequent to our acquisition of CILCORP.

     Depreciation and amortization expenses at CIPS and Genco were comparable in the first quarter of 2004 to the same period in 2003.

Taxes Other Than Income Taxes

     Taxes other than income taxes increased at both Ameren and UE in the first quarter of 2004, as compared to 2003, primarily due to an increase in gross receipts taxes.

     Genco's taxes other than income taxes decreased in the first three months of 2004, as compared to 2003, primarily due to favorable property tax assessments in the current year.

     Taxes other than income taxes decreased at CILCORP and CILCO in the first quarter of 2004, as compared to 2003, primarily due to reduced gross receipts taxes.

     Taxes other than income taxes at CIPS were comparable in the first quarter of 2004 to the same period in 2003.

Other Income and Deductions

     Ameren's and UE's other income and deductions increased in the first quarter of 2004, as compared to the same period in 2003, primarily due to increased interest and dividend income and an increase in allowance for funds used during construction. Ameren's increased interest and dividend income was a result of investing the proceeds from the February 2004 equity offering.

     Other income and deductions at Genco decreased in the first quarter of 2004 as compared to the same period in 2003, primarily due to losses on dispositions of property.

     Other income and deductions at CIPS, CILCORP and CILCO were comparable in the first quarter of 2004 to the same period in 2003.

Interest

     Interest expense decreased at Ameren primarily due to the redemption of Ameren floating rate notes at the end of 2003, as well as redemptions of long-term debt during 2003 at its subsidiaries as noted below.

     Interest expense decreased at CIPS in the first quarter of 2004, as compared to the same period of 2003, primarily due to the maturity or redemption of first mortgage bonds in the second quarter of 2003.

     Genco's interest expense was reduced in the first quarter of 2004, as compared to the same period of 2003, primarily due to decreased borrowings from Ameren's non state-regulated subsidiary money pool.

     Interest expense decreased at CILCO in the first quarter of 2004, as compared to the same period of 2003, primarily due to the redemption of long-term debt in the second quarter of 2003, and decreased at CILCORP due to the redemption of long-term debt in the third quarter of 2003.

     UE's interest expense was comparable in the first quarter of 2004 to the same period in 2003.

Income Taxes

     Income tax expense increased at Ameren, CIPS and Genco in the first quarter of 2004, as compared to the same period in 2003, primarily due to higher pre-tax income. Income tax expense decreased at UE, CILCORP and CILCO primarily due to lower pre-tax income.


LIQUIDITY AND CAPITAL RESOURCES

     The tariff-based gross margins of Ameren's rate-regulated utility operating companies continue to be the principal source of cash from operating activities for Ameren and its rate-regulated subsidiaries. A diversified retail customer mix of primarily rate-regulated residential, commercial and industrial classes and a commodity mix of gas and electric service provide a reasonably predictable source of cash flows. In addition, we plan to utilize short-term debt to support normal operations and other temporary capital requirements.

     The following tables present net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2004 and 2003:


   ===================================================================================================================
                          Net Cash Provided By               Net Cash Used In                Net Cash Provided By
                          Operating Activities             Investing Activities        (Used In) Financing Activities
   -------------------------------------------------------------------------------------------------------------------
                       2004       2003     Variance      2004      2003    Variance      2004       2003     Variance
                    --------------------------------------------------------------------------------------------------
    Ameren(a)......  $  244     $  226      $    18   $  (161)  $  (629)   $   468     $  439    $    69    $    370
    UE.............     105         44           61      (108)     (100)        (8)        (5)       165        (170)
    CIPS...........      51         41           10        (9)      (17)         8        (44)       (25)        (19)
    Genco..........      67         32           35       (16)      (10)        (6)       (51)       (22)        (29)
    CILCORP(b).....      95         70           25       (33)      (32)        (1)       (61)       (36)        (25)
    CILCO..........      79         75            4       (35)      (33)        (2)       (49)       (36)        (13)
   ===================================================================================================================

(a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
(b) 2003 amounts include January 2003 predecessor information. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

Cash Flows from Operating Activities

     Cash flows provided by operating activities increased for each of the Ameren Companies for the three months ended March 31, 2004 as compared to the same period in 2003. The increase in cash flows provided by operating activities for Ameren, CIPS and Genco was primarily a result of increased earnings before the noncash gain from a change in accounting principle discussed above under Results of Operations. Ameren's cash flows from operating activities also increased due to cash received in the first quarter of 2004 totaling $9 million related to UE's settlement of a dispute over mine reclamation issues with a coal supplier. Genco's cash flows from operating activities also increased in the first quarter of 2004, compared to the same period in 2003, due to the timing of receipts of receivables and payments on accounts and wages payable.

     UE's, CILCORP's and CILCO's cash flows from operating activities increased for the three months ended March 31, 2004, compared to the same period in 2003, due to the timing of receipts of receivables and payments on accounts and wages payable offset by decreased net earnings discussed above under Results of Operations. This increase at UE was supplemented by the coal settlement payments received in the first quarter of 2004 as discussed above.

Cash Flows from Investing Activities

     Cash flows used in investing activities decreased for Ameren and CIPS and increased for UE, Genco, CILCORP and CILCO for the three months ended March 31, 2004 as compared to the same period in 2003. Ameren's decrease in cash used in investing activities was primarily due to $488 million in cash paid for the acquisitions of CILCORP and Medina Valley in early 2003. The decrease in investing activities for Ameren was partially offset by higher construction expenditures at UE, Genco, CILCORP and CILCO for the three months ended March 31, 2004 as compared to the same period in 2003. Cash flows used in investing activities for CIPS decreased primarily due to intercompany money pool investments in the first quarter of 2003 totaling $7 million compared to no investments in the first quarter of 2004. UE's, Genco's, CILCORP's and CILCO's increase in cash flows used in investing activities was primarily related to increased capital expenditures.

Cash Flows from Financing Activities

Ameren

     Ameren's cash flows from financing activities increased for the three months ended March 31, 2004, as compared to the same period in 2003 primarily due to an increase in proceeds received from the sale of common shares, net of issuance costs, in the first quarter of 2004 compared to the same period in 2003. Proceeds of $853 million received in the first quarter of 2004 from the issuance of 19.1 million shares are ultimately expected to be utilized to pay the cash portion of the purchase price for Ameren's acquisition of Illinois Power and Dynegy's 20% interest in EEI and to reduce Illinois Power debt assumed as part of this transaction and pay related premiums. The common stock proceeds received in the first quarter of 2003 were used to fund a portion of the acquisitions of CILCORP in January 2003 and Medina Valley in February 2003. See
Note 2 - Acquisitions to our financial statements under Part I, Item 1 of this report for further explanation.

     The increase in cash flows from financing activities at Ameren was offset by an increase in UE's redemptions, repurchases and maturities of short-term debt and long-term debt, as well as the termination of UE's nuclear fuel lease, totaling $326 million in the first quarter of 2004 compared to $288 million in the same period in 2003. Additionally, an increase in payment of dividends on common stock, totaling $116 million in the first quarter of 2004 compared to $102 million in the same period in 2003, due to the increased number of shares outstanding, offset the increase in cash flows from financing activities at Ameren. There were no debt issuances in the current quarter.

UE

     UE's cash flows from financing activities decreased for the three months ended March 31, 2004, as compared to the same period in 2003, primarily due to a decrease in proceeds received from the issuance of long-term debt and borrowings from the utility money pool which totaled $292 million in the first quarter of 2004 compared to $501 million in 2003. The decrease in cash flows from financing activities was partially offset by decreased payments on UE's short-term debt and the termination of the nuclear fuel lease, totaling $217 million in 2004 compared to $252 million in 2003.

CIPS

     CIPS' cash flows used in financing activities increased for the three months ended March 31, 2004, as compared to the same period in 2003, principally due to the repayment of utility money pool borrowings in the first quarter of 2004, partially offset by the redemption of long-term debt in the first quarter of 2003.

Genco

     Genco's cash flows used in financing activities increased for the three months ended March 31, 2004, as compared to the same period in 2003, primarily due to the repayment of the non-utility money pool borrowings, totaling $33 million in 2004 compared to $21 million in 2003, and an increase in dividends paid to Ameren of $17 million.

CILCORP and CILCO

     CILCORP's and CILCO's cash flows used in financing activities increased for the three months ended March 31, 2004, as compared to the same period in 2003, primarily due to the repayments of CILCO's $100 million bank term loan in the first quarter of 2004 compared to repayment of short-term and long-term debt totaling $36 million in the same period in 2003. The increase in cash flows used in financing activities was partially offset by borrowings from the intercompany money pool in the first quarter of 2004. The proceeds received by CILCO from the money pool borrowings in the first quarter of 2004 were used to repay CILCO's $100 million bank term loan facility.

Short-term Borrowings and Liquidity

     Short-term borrowings consist of commercial paper and bank loans (maturities generally within 1 to 45 days). As of March 31, 2004, short-term borrowings at Ameren totaled $2 million. UE had no short-term borrowings outstanding at March 31, 2004, compared to $150 million at December 31, 2003. CIPS, Genco, CILCORP and CILCO had no short-term borrowings as of March 31, 2004 and December 31, 2003. The average short-term borrowings at UE were $74 million for the quarter ended March 31, 2004, with a weighted-average interest rate of 1.05%. Peak short-term borrowings for UE were $224 million for the quarter ended March 31, 2004, with a weighted-average interest rate of 1.06%.

     The following table presents the various committed credit facilities of the Ameren Companies and EEI as of March 31, 2004:


   ===================================================================================================================
             Credit Facility                    Expiration            Amount Committed           Amount Available
   -------------------------------------------------------------------------------------------------------------------
   Ameren:(a)
       364-day revolving...............          July 2004              $      235                 $    235
       Multi-year revolving............          July 2005                     130                      130
       Multi-year revolving............          July 2006                     235                      235
   -------------------------------------------------------------------------------------------------------------------
   UE:
       Various 364-day revolving.......      through May 2004                  154                      154
   -------------------------------------------------------------------------------------------------------------------
   CIPS:
       Two 364-day revolving...........      through July 2004                  15                       15
   -------------------------------------------------------------------------------------------------------------------
   CILCO:
       Three 364-day revolving.........     through August 2004                 60                       60
   -------------------------------------------------------------------------------------------------------------------
   EEI:
       Two bank credit facilities......      through June 2004                  45                       45
   -------------------------------------------------------------------------------------------------------------------
         Total ........................                                 $      874                 $    874
   ===================================================================================================================

(a) CILCORP and Genco may access the credit facilities through intercompany borrowing arrangements.

     At March 31, 2004, certain of the Ameren Companies had committed bank credit facilities totaling $829 million, all of which were available for use by UE, CIPS, CILCO and Ameren Services through a utility money pool arrangement. In addition, $600 million of the $829 million may be used by Ameren directly and most of the non rate-regulated affiliates including, but not limited to, Resources Company, Genco, Marketing Company, AFS, AERG and Ameren Energy through a non state-regulated subsidiary money pool agreement. We have money pool agreements with and among our subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. Separate money pools are maintained between rate-regulated and non rate-regulated businesses. See Note 8
- Related Party Transactions to our financial statements under Part I, Item 1 of this report for a detailed explanation of the money pool arrangements. The committed bank credit facilities are used to support our commercial paper programs under which there were no amounts outstanding at March 31, 2004 (December 31, 2003 - $150 million). Access to our credit facilities for any of our subsidiaries is subject to reduction based on use by affiliates.

     EEI also has two bank credit agreements totaling $45 million with maturities through June 2004, all of which was available at March 31, 2004. Ameren guarantees $24 million of these facilities. The facilities, which expire in 2004, will be replaced or renewed by the Ameren Companies and EEI as they mature on terms consistent with current market conditions for borrowings based on the credit worthiness of the Ameren Companies and EEI.

     In addition to committed credit facilities, a further source of liquidity for the Ameren Companies is available cash and cash equivalents.

     Ameren and UE are authorized by the SEC under PUHCA to have up to an aggregate of $1.5 billion and $1 billion, respectively, of short-term unsecured debt instruments outstanding at any time. In addition, CIPS, CILCORP and CILCO each have PUHCA authority to have up to an aggregate of $250 million each of short-term unsecured debt instruments outstanding at any time. Genco is authorized by the FERC to have up to $300 million of short-term debt outstanding at any time.


Long-term Debt and Equity

     The following table presents the issuances of common stock and the issuances, redemptions, repurchases and maturities of long-term debt for the three months ended March 31, 2004 and 2003. For additional information related to the terms and uses of these issuances and the sources of funds and terms for the redemptions, see Note 5 - Debt and Equity Financings to our financial statements under Part I, Item 1 of this report.


   ===================================================================================================================
                                                                                                   Three Months
                                                               Month Issued, Redeemed,      --------------------------
                                                                Repurchased or Matured          2004           2003
   -------------------------------------------------------------------------------------------------------------------
     Issuances
     Long-term debt
     UE:
         5.50% Senior secured notes due 2034................              March               $    -        $   184
   -------------------------------------------------------------------------------------------------------------------
     Total Ameren long-term debt issuances..................                                  $    -        $   184
   -------------------------------------------------------------------------------------------------------------------
     Common stock
     Ameren:
         6,325,000 Shares at $40.50.........................             January              $    -        $   256
         19,063,181 Shares at $45.90........................             February                875              -
         DRPlus and 401(k)(a)...............................             Various                  28             29
   -------------------------------------------------------------------------------------------------------------------
     Total Ameren common stock issuances....................                                  $  903        $   285
   -------------------------------------------------------------------------------------------------------------------
     Total Ameren long-term debt and common stock issuances.                                  $  903        $   469
   ===================================================================================================================
     Redemptions, Repurchases and Maturities
     Long-term debt
     CIPS:
         6.99% Series 97-1 first mortgage bonds due 2003....              March               $    -        $     5
     CILCO:
         Secured bank term loan.............................             February                100              -
         6.82% First mortgage bonds due 2003................             February                  -             26
   -------------------------------------------------------------------------------------------------------------------
          Total Ameren long-term debt redemptions,
             repurchases and maturities.....................                                  $  100        $    31
   ===================================================================================================================

(a) Includes issuances of common stock of 0.5 million shares in 2004 and 0.8 million shares in 2003 under our DRPlus plan and in connection with our 401(k) plans.

     Ameren

     In February 2004, Ameren issued, pursuant to an August 2002 Form S-3 shelf registration statement, 19.1 million shares of its common stock at $45.90 per share for net proceeds of $853 million. This issuance substantially depleted all of the capacity under the August 2002 shelf registration statement. The proceeds from this offering are expected to provide funds required to pay the cash portion of the purchase price for our acquisition of Illinois Power and Dynegy's 20% interest in EEI and to reduce Illinois Power debt assumed as part of this transaction and pay related premiums. Pending such use, and/or if the acquisition is not completed, we plan to use the net proceeds to reduce present or future indebtedness and/or repurchase securities of Ameren or its subsidiaries. A portion of the net proceeds may also be temporarily invested in short-term instruments. See Note 2 - Acquisitions to our financial statements under Part I, Item 1 of this report for further information. In the first quarter of 2004, Ameren also received net proceeds of $28 million from the issuance of 0.5 million new common shares under its DRPlus and its 401(k) plans for general corporate purposes.

     In March 2004, the SEC declared effective a Form S-3 registration statement filed by Ameren in February 2004, authorizing the offering of six million additional shares of its common stock under DRPlus. Shares of common stock sold under the DRPlus are, at Ameren's option, newly issued shares or treasury shares, or shares purchased in the open market or in privately negotiated transactions. Ameren is currently selling newly issued shares of its common stock under DRPlus.

     On April 7, 2004, a new Form S-3 shelf registration statement was filed by Ameren with the SEC. This registration statement, upon being declared effective by the SEC, will authorize the offering from time to time of up to $2 billion of various forms of securities including long-term debt, trust preferred securities and equity securities to finance ongoing construction and maintenance programs, to redeem, repurchase, repay, or retire outstanding debt, to finance strategic investments, including our pending acquisition of Illinois Power and a 20% interest in EEI, and for other general corporate purposes.

     UE

     In February and March 2004, in connection with the delivery of bond insurance policies to secure the environmental improvement and pollution control revenue bonds (Series 1991, 1992, 1998A, 1998B, 1998C, 2000A, 2000B and 2000C)
previously issued by the Missouri Environmental Authority, UE delivered separate series of its first mortgage bonds (which are subject to fallaway provisions, as defined in the indenture agreements, similar to those included in its first mortgage bonds which secure UE's senior secured notes) to secure its respective obligations under the existing loan agreements with the Missouri Environmental Authority relating to such environmental improvement and pollution control revenue bonds. As a result, the environmental improvement and pollution control revenue bonds were classified as Aaa, AAA and AAA by Moody's, S&P's and Fitch's, respectively.

     UE had a lease agreement, which was scheduled to expire on August 31, 2031, that provided for the financing of a portion of its nuclear fuel that was processed for use or was consumed at UE's Callaway Nuclear Plant. In February 2004, UE terminated this lease with a final payment of $67 million.

     CILCORP and CILCO

     In February 2004, CILCO repaid its secured bank term loan totaling $100 million with available cash and borrowings from the utility money pool.

     In conjunction with the acquisition of CILCORP in 2003, CILCORP's long-term debt was adjusted to fair value. The amortization related to the fair value adjustments was approximately $2 million for the three months ended March 31, 2004 and was recorded in interest expense in the Consolidated Statements of Income for Ameren and CILCORP.

Indebtedness Provisions, Other Covenants and Off Balance Sheet Arrangements

     See  Note  4  -  Short-term  Borrowings  and  Liquidity  to  our  financial statements under Part I, Item 1 of this report for a discussion of the indebtedness provisions contained in certain of the Ameren Companies' bank credit facilities. Also see Note 5 - Long-term Debt and Equity Financings to our financial statements under Part I, Item 1 of this report for a discussion of off-balance sheet arrangements and of the covenants and provisions contained in certain of the Ameren Companies' indenture agreements and Articles of Incorporation.

     At March 31, 2004, Ameren and its subsidiaries were in compliance with their credit agreement provisions and covenants.

     We rely on our short-term and long-term capital markets as a significant source of funding for capital requirements not satisfied by our operating cash flows. Our inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively impact our ability to maintain or grow our businesses. Based on our current credit ratings, we believe that we will continue to have access to the capital markets. However, events beyond our control may create uncertainty in the capital markets such that our cost of capital would increase or our inability to access the capital markets would be adversely affected. All of the Ameren Companies expect to fund maturities of long-term debt and contractual obligations through a combination of cash flow from operations and external financing.

Dividends

     The amount and timing of dividends payable on Ameren's common stock are within the sole discretion of Ameren's Board of Directors. Ameren's Board of Directors has not set specific targets or payout parameters when declaring common stock dividends. However, the Board considers various issues including Ameren's historic earnings and cash flow, projected earnings, cash flow and potential cash flow requirements, dividend payout rates at other utilities, return on investments with similar risk characteristics, and overall business considerations. Dividends paid by Ameren to stockholders during the first three months of 2004 totaled $116 million or 63.5 cents per share (2003 - $102 million or 63.5 cents per share). On April 27, 2004, Ameren's Board of Directors declared a quarterly common stock dividend of 63.5 cents per share payable on June 30, 2004, to stockholders of record on June 9, 2004.

     UE's preferred stock dividend is payable August 15, 2004, to shareholders of record on July 20, 2004. CIPS' preferred stock dividend is payable September 30, 2004, to shareholders of record on September 15, 2004. CILCO's preferred stock dividend was paid on April 1, 2004, to shareholders of record on March 5, 2004.

     Certain of our financial agreements and corporate organizational documents contain covenants and conditions that, among other things, provide restrictions on the Ameren Companies' payment of dividends. Ameren would experience restrictions on dividend payments if it were to defer contract adjustment payments on its equity security units. UE would experience restrictions on dividend payments if it were to extend or defer interest payments on its subordinated debentures. CIPS has provisions restricting dividend payments based on ratios of common stock to total capitalization along with provisions related to certain operating expenses and accumulations of earned surplus. Genco's indenture includes restrictions which prohibit making any dividend payments if debt service coverage ratios are below a defined threshold. CILCORP has restrictions in the event leverage ratio and interest coverage ratio thresholds are not met or if CILCORP's senior long-term debt does not have specified ratings as described in its indenture. CILCO has restrictions on dividend payments relative to the ratio of its balance of retained earnings to the annual dividend requirement on its preferred stock and amounts to be set aside for any sinking fund retirement of its 5.85% Series Preferred Stock.

     The following table presents dividends paid directly or indirectly to Ameren by its subsidiaries for the three months ended March 31, 2004 and 2003:


   ===================================================================================================================
                                                                                           Three Months
   -------------------------------------------------------------------------------------------------------------------
                                                                                   2004                   2003
                                                                                   ----                   ----
     UE..................................................................      $     79               $     82
     CIPS................................................................            19                     19
     Genco...............................................................            18                      1
     CILCORP (parent company only).......................................             -                      -
     CILCO...............................................................             -                      -
     Non-registrants.....................................................             -                      -
   -------------------------------------------------------------------------------------------------------------------
     Dividends paid to Ameren............................................      $    116                    102
   ===================================================================================================================

Credit Ratings

     As a result of the announcement of Ameren signing a definitive agreement to acquire Illinois Power and a 20% interest in EEI from Dynegy in February 2004, credit rating agencies placed Ameren Corporation's and its subsidiaries' debt under review for a possible downgrade.

     Any adverse change in the Ameren Companies' credit ratings may reduce their access to capital and/or increase the costs of borrowings resulting in a negative impact on earnings. At March 31, 2004, if the Ameren Companies were to receive a sub-investment grade rating (less than BBB- or Baa3), Ameren, UE, CIPS, Genco, CILCORP and CILCO could have been required to post collateral for certain trade obligations amounting to $46 million, $12 million, none, $2 million, $10 million and $10 million, respectively. In addition, the cost of borrowing under our credit facilities would increase or decrease based on credit ratings. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the assigning rating organization.

OUTLOOK

     We expect the following industry-wide trends and company-specific issues to impact earnings in 2004 and beyond:

o Economic conditions, which principally impact native load demand, particularly from our industrial customers, have been weak for the past few years, but improved in 2003 and early 2004.
o Ameren, UE and CIPS have historically achieved weather-adjusted growth in their native electric residential and commercial load of approximately 2% per year and expect this trend to continue for at least the next few years.
o Electric rates in UE's, CIPS' and CILCO's Illinois service territories are legislatively fixed through January 1, 2007. An electric rate case settlement in UE's Missouri service territory has resulted in annual reductions of $50 million beginning on April 1, 2002, $30 million on April 1, 2003, and $30 million on April 1, 2004. In addition, electric rates in Missouri cannot change prior to July 1, 2006, subject to certain exclusions outlined in UE's rate settlement.
o Power prices in the Midwest impact the amount of revenues UE, Genco and AERG can generate by marketing any excess power into the interchange markets. Power prices in the Midwest also impact the cost of power we purchase in the interchange markets. Long-term power prices continue to be generally soft in the Midwest, despite a significant increase in power prices in 2003 relative to 2002, due in part to higher prices for natural gas.
o Increased expenses associated with rising employee benefit costs and higher insurance and security costs associated with additional measures UE has taken, or may have to take, at its Callaway Nuclear Plant and other operating plants related to world events.
o UE's Callaway Nuclear Plant is undergoing an extended refueling outage in the second quarter of 2004, which includes the replacement of condenser bundles. This outage is expected to last 45 - 50 days and cost $40 million to $55 million for maintenance and purchased power costs. In addition, the amount of excess power available for sale from UE's power plants will be reduced. Refueling outages occur approximately every 18 months and typically include the replacement of fuel and the performance of maintenance and inspections. Routine refueling outages have historically lasted 30 - 35 days. If inspections discover items requiring additional maintenance, the outage period could be longer, and cost significantly more, than expected. UE's fall 2005 refueling outage is expected to last 70 days due to the installation of new steam generator units during the refueling and is expected to be higher in cost.
o In January 2004, the MoPSC approved a settlement with UE authorizing an annual gas delivery rate increase of approximately $13 million, which went into effect on February 15, 2004. The settlement provides that gas delivery rates cannot change prior to July 1, 2006, subject to certain exclusions. In October 2003, the ICC issued orders awarding CILCO an increase in annual gas delivery rates of $9 million and awarding CIPS and UE increases in annual gas delivery rates of $7 million and $2 million, respectively that went into effect in November 2003.
o In the second quarter of 2004, UE received a refund of $13 million and CIPS received a refund of $5 million upon entering the Midwest ISO. These refunds were for fees previously paid to exit the Midwest ISO. However, Ameren, UE and CIPS will incur higher ongoing operation costs and may lose some revenue as a result of participating in the Midwest ISO. See Note 3 - Rate and Regulatory Matters to our financial statements under Part I, Item 1 of this report for additional information.
o Ameren, CILCORP and CILCO expect to realize further CILCORP integration synergies associated with reduced overhead expenses and lower fuel costs.
o Ameren expects the acquisition of Illinois Power to be accretive to earnings in the first two years of ownership. In February 2004, we sold
     19.1 million shares of new Ameren common stock. Proceeds from this sale and future offerings are expected to ultimately be used to finance the cash portion of the purchase price of Illinois Power and Dynegy's 20% interest in EEI and to reduce Illinois Power debt assumed as part of this transaction and pay any related premiums. However, prior to the closing of the acquisition of Illinois Power, we expect the new common shares to be dilutive to earnings per share.

     In the ordinary course of business, we evaluate strategies to enhance our financial position, results of operations and liquidity. These strategies may include potential acquisitions, divestitures, and opportunities to reduce costs or increase revenues, and other strategic initiatives in order to increase Ameren's shareholder value. We are unable to predict which, if any, of these initiatives will be executed, as well as the impact these initiatives may have on our future financial position, results of operations or liquidity, however the impact could be material.

RISK FACTORS

     Ameren may not be able to complete its acquisition of Illinois Power. If Ameren does not complete the acquisition, dilution to its earnings per share will result unless Ameren is able to otherwise use the proceeds from the common stock it issued in February 2004, so as to avoid or mitigate such dilution.

     On February 2, 2004, Ameren entered into an agreement with Dynegy to purchase the stock of Illinois Power and Dynegy's 20% ownership interest in EEI. The total transaction value is approximately $2.3 billion, including the assumption of approximately $1.8 billion of Illinois Power debt and preferred stock. Ameren's financing plan for this transaction includes the issuance of new Ameren common stock, which in total, is expected to equal at least 50% of the transaction value. Ameren currently expects to issue common stock to finance the cash portion of the purchase price, to reduce Illinois Power debt assumed as part of this transaction and pay any related premiums and possibly to reduce present or future indebtedness and/or repurchase securities of Ameren or its subsidiaries. Ameren issued and sold 19.1 million shares of common stock on February 6, 2004, for this purpose. The acquisition is subject to various regulatory approvals, including the ICC, the SEC and the FERC and other customary closing conditions. See Note 3 - Rate and Regulatory Matters to our financial statements under Part I. Item 1 of this report for information as to the status of these regulatory proceedings. On April 14, 2004, the FCC has consented to the transfer of control and, on April 30, 2004, the initial 30 calendar day waiting period expired without a request by the FTC or DOJ for additional information or documents under the Hart-Scott-Rodino Act. Although Ameren expects to complete the transaction by the end of 2004, it cannot be certain that all of the required approvals will be obtained, or the other closing conditions will be satisfied, within that time frame, if at all, or without terms and conditions that may have a material adverse effect on our operations. Ameren is also relying on the ability of Dynegy to close the sale of Illinois Power when the required approvals are received. If Ameren is unable to complete the acquisition, the issuance of the common stock on February 6, 2004, and any other common stock issued with respect to the acquisition prior to its closing will result in dilution to Ameren's earnings per share unless it is able to otherwise use the proceeds from the common stock it issued in February 2004, in a manner that will avoid or mitigate such dilution.

     If Ameren is able to complete its acquisition of Illinois Power, Ameren may not be able to successfully integrate it into its other businesses or achieve the benefits it anticipates.

     If Ameren completes the acquisition of Illinois Power, it cannot assure you that it will be able to successfully integrate Illinois Power with its other businesses. The integration of Illinois Power with its other businesses will present significant challenges and, as a result, Ameren may not be able to operate the combined company as effectively as expected. Ameren may also fail to achieve the anticipated benefits of the acquisition as quickly or as cost effectively as anticipated or may not be able to achieve those benefits at all. While Ameren expects that this acquisition will be accretive to earnings per share in the first full year of operation after the transaction is completed, this expectation is based on important assumptions, including assumptions related to interest rates and market prices for power, which may ultimately be incorrect. As a result, if Ameren is unable to integrate its businesses effectively or achieve the benefits anticipated, our financial position, results of operations and liquidity may be materially adversely affected.

     The electric and gas rates that certain of the Ameren Companies are allowed to charge in Missouri and Illinois are largely set through 2006. This "rate freeze," along with other actions of regulators, can significantly affect our earnings, liquidity and business activities and are largely outside our control.

     The rates that certain of the Ameren Companies are allowed to charge for their services are the single most important item influencing the financial position, results of operations and liquidity of the Ameren Companies. We are highly regulated and the regulation of the rates that we charge our customers is determined, in large part, outside of our control by governmental organizations, including the MoPSC, the ICC and the FERC. Ameren, UE, CIPS, Genco and CILCORP are also subject to regulation by the SEC under the PUHCA. Decisions made by these regulators could have a material impact on our financial position, results of operations and liquidity.

     As a part of the settlement of UE's Missouri electric rate case in 2002, UE is subject to a rate moratorium providing for no changes in its electric rates in Missouri before July 1, 2006, subject to limited statutory and other exceptions. A rate reduction of $30 million went into effect on April 1, 2004, which is the last portion of the $110 million rate reduction included in the stipulation entered into as part of the settlement of the Missouri electric rate case. In addition, as a provision of the Illinois legislation related to the restructuring of the Illinois electric industry, a rate freeze is in effect in Illinois through January 1, 2007. This Illinois legislation also contains a provision requiring that earnings from the Illinois jurisdiction in excess of certain levels be shared equally with UE's, CIPS' and CILCO's Illinois customers through 2006. This Illinois legislation is also applicable to Illinois Power. Furthermore, as part of the settlement of UE's Missouri gas rate case, which was approved by the MoPSC on January 13, 2004, UE agreed to a rate moratorium providing for no changes in its gas delivery rates prior to July 1, 2006, subject to certain exceptions (the increased rates approved as part of the settlement became effective on February 15, 2004).

     As a part of the settlement of UE's Missouri electric rate case in 2002, UE also undertook to use commercially reasonable efforts to make critical energy infrastructure investments of $2.25 billion to $2.75 billion from January 1, 2002 through June 30, 2006, including, among other things, the addition of more than 700 megawatts of new generation capacity (240 megawatts of which was added in 2002) and the replacement of steam generators at UE's Callaway Nuclear Plant. The amount of energy infrastructure investment through June 2006, described in the settlement is consistent with UE's previously disclosed estimate of construction expenditures UE expects to make over the same time period. However, UE's agreement to a rate moratorium will result in these capital expenditures not becoming recoverable in rates, or earning a return, before July 1, 2006. Therefore, UE's undertakings with respect to making energy infrastructure investments and funding new programs, coupled with the rate reductions and rate moratorium described above, could result in increased financing requirements for UE and thus have a material impact on our liquidity.

     The Ameren Companies do not have the benefit of a fuel adjustment clause in either Missouri or Illinois for their electric operations that would allow them to recover increased fuel and power costs from customers. Therefore, to the extent that we have not hedged our fuel and power costs, we are exposed to changes in fuel and power prices to the extent fuel for our electric generating facilities and power must be purchased on the open market in order for us to serve our customers.

     Steps taken and being considered at the federal and state levels continue to change the structure of the electric industry and utility regulation. At the federal level, the FERC has been mandating changes in the regulatory framework in which transmission-owning public utilities, such as UE, CIPS and CILCO operate. In Missouri, where a majority of our retail electric revenues are derived, restructuring bills have been introduced in the past, but no legislation has been passed. The Illinois Customer Choice Law provides for electric utility restructuring and retail direct access. Retail direct access, which allows customers to choose their electric generation supplier, was first offered to Illinois residential customers on May 1, 2002. Although retail direct access in Illinois has not had a negative effect on Ameren's revenues or liquidity, we expect competitive forces in the electric supply segment of our business to continue to increase.

     The potential negative consequences associated with further electric industry restructuring in our service territories, if it occurs, could be significant and could include the impairment and writedown of certain assets, including generation related plant and net regulatory assets, lower revenues, reduced profit margins and increased costs of capital and operations expenses.

     Increased federal and state environmental regulation could require UE, Genco and CILCO to incur large capital expenditures and increase operating costs.

     Approximately 65% of Ameren's generating capacity is coal-fired. The balance is nuclear, gas-fired, hydro and oil-fired. The EPA has recently issued proposed regulations with respect to SO2, NOx and mercury emissions from coal-fired power plants. These new rules, if adopted, would require significant additional reductions in these emissions from our power plants in phases, beginning in 2010. The rules are currently under a public review and comment period, and may change before being issued as final late in 2004 or early 2005. Preliminary estimates of capital costs based on current technology on the Ameren systems to comply with the SO2 and NOx rules, as proposed, range from $400 million to $600 million by 2010, with an additional $500 million to $800 million by 2015. The proposed mercury regulations contain a number of options and the final control requirements are highly uncertain. Ameren anticipates additional capital costs to comply with the mercury rules could range from $300 million to $500 million by 2010, with UE incurring approximately half of the costs and Genco incurring most of the remaining costs. Depending upon the final mercury rules, additional amounts could be required to comply with mercury rules by 2018.

     In addition, Illinois has developed a NOx control regulation for utility generating plant boilers consistent with an EPA program aimed at reducing ozone levels in the eastern United States. In February 2002, the EPA proposed similar rules for Missouri. Ameren currently estimates that the remaining capital expenditures could range from $210 million to $250 million between 2004 and 2008 in order to comply with the final NOx regulations in Missouri and Illinois. This estimate includes the assumption that these rules will require the installation of selective catalytic reduction technology on some units, as well as additional controls.

     We are unable to predict the ultimate effect of any new environmental regulations, guidelines, enforcement initiatives or legislation on our financial position, results of operations or liquidity. Any of these factors would add significant pollution control costs to UE's, Genco's and CILCO's generating assets and therefore, could also increase financing requirements for some of the Ameren Companies. While costs incurred by UE would be eligible for recovery in rates, subject to MoPSC or ICC approval, as applicable, there is no similar mechanism for recovery of costs by Genco or CILCO in Illinois.

     UE's and CIPS' participation in a RTO could increase costs, reduce revenues and reduce UE's and CIPS' control over their transmission assets.

     In December 1999, the FERC issued Order 2000 requiring all utilities subject to FERC jurisdiction to state their intentions for joining a RTO. The MoPSC issued an order in early 2004 authorizing UE to participate in the Midwest ISO for a five year period, with participation after that period subject to further approvals by the MoPSC. Subsequently, the FERC issued a final order allowing UE's and CIPS' participation in the Midwest ISO. Under these orders, the MoPSC continues to set the transmission component of UE's rates to serve its bundled retail load. CILCO is already a member of the Midwest ISO and previously transferred functional control of its transmission system to the Midwest ISO.

     On May 1, 2004, functional control of the UE and CIPS transmission systems was transferred to the Midwest ISO through GridAmerica LLC, or Grid America. The participation by UE and CIPS in the Midwest ISO is expected to increase annual costs by $5 million to $10 million in the aggregate and could result in a decrease in annual revenues of anywhere between zero and $10 million in the aggregate. UE and CIPS may also be required to expand their transmission systems according to decisions made by a RTO rather than their internal planning process. In addition, we are unable to determine the full impact of the Energy Markets Tariff tendered by the Midwest ISO for filing at the FERC in March 2004 (discussed in Note 3 - Rate and Regulatory Matters to our financial statements under Part I, Item 1 of this report) until further information is available regarding the implementation of the Energy Markets Tariff.

     Until UE and CIPS achieve some degree of operational experience participating in the Midwest ISO through GridAmerica, we are unable to predict the ultimate impact that such participation or ongoing RTO developments at the FERC or other regulatory authorities will have on our financial position, results of operations or liquidity.

     The inability of UE and CIPS to recover "through and out" transmission revenues could result in a material net revenue reduction.

     Through orders issued during late 2003 and early 2004, the FERC had ordered the elimination of regional-through-and-out rates assessed by the Midwest ISO that involved transmission service from the Midwest ISO regions into the PJM Interconnection LLC (PJM) region to be effective May 1, 2004. However, on March 19, 2004, the FERC accepted an agreement among affected transmission owners that retains the regional-through-and-out rates until December 1, 2004, and provides for continued negotiations aimed at developing a long-term transmission pricing structure to eliminate seams between the PJM and Midwest ISO regions based on specified pricing principles. Until the long-term transmission pricing structure has been established, UE and CIPS cannot predict the ultimate impact that such structure will have on their costs and revenues.

     The substance and implementation of standard market design rules by the FERC is uncertain and may adversely affect the way in which UE, CIPS and CILCO operate their transmission assets.

     On July 31, 2002, the FERC issued its standard market design NOPR. The NOPR proposes a number of changes to the way the current wholesale transmission service and energy markets are operated. Specifically, the NOPR proposes that all jurisdictional transmission facilities be placed under the control of an independent transmission provider (similar to a RTO), proposes a new transmission service tariff that provides a single form of transmission service for all users of the transmission system including bundled retail load, and proposes a new energy market and congestion management system that uses locational marginal pricing as its basis. In our initial comments on the NOPR, which were filed at the FERC on November 15, 2002, we expressed our concern with the potential impact of the proposed rules in their current form on the cost and reliability of service to retail customers. We also proposed that certain modifications be made to the proposed rules in order to protect transmission owners from the possibility of trapped transmission costs that might not be recoverable from ratepayers as a result of inconsistent regulatory policies. We filed additional comments on the remaining sections of the NOPR during the first quarter of 2003.

     In April 2003, the FERC issued a "white paper" reflecting comments received in response to the NOPR. More specifically, the white paper indicated that the FERC will not assert jurisdiction over the transmission rate component of bundled retail service and will insure that existing bundled retail customers retain their existing transmission rights and retain rights for future load growth in its final rule. Moreover, the white paper acknowledged that the final rule will provide the states with input on resource adequacy requirements, allocation of firm transmission rights, and transmission planning. The FERC also requested input on the flexibility and timing of the final rule's implementation.

     Although  issuance of the final rule is  uncertain  and its  implementation schedule is still unknown, the Midwest ISO was in the process of implementing a separate market design similar to the proposed market design in the NOPR. In July 2003, the Midwest ISO filed with the FERC a revised OATT codifying the terms and conditions under which it will implement the new market design. Thereafter, on October 17, 2003, the Midwest ISO filed a motion to withdraw its revised OATT. On October 29, 2003, the FERC issued a series of orders granting the motion for withdrawal of the revised OATT and providing guidance to be followed by the Midwest ISO in developing a new energy market design in the future. In March 2004, the Midwest ISO tendered for filing at the FERC a proposed Energy Markets Tariff, which is intended to supercede its existing OATT (see Note 3 - Rate and Regulatory Matters to our financial statements under Item I, Part 1 of this report). Until the FERC issues a final rule and the Midwest ISO finalizes its new market design, we are unable to predict the ultimate impact of the NOPR or the Midwest ISO new market design on our future financial position, results of operations or liquidity.

     Increasing costs associated with our defined benefit retirement plans, healthcare plans and other employee related benefits may adversely affect our results of operations, liquidity and financial position.

     The Ameren Companies made cash contributions totaling $25 million and $31 million to defined benefit retirement plans during 2003 and 2002, respectively. In addition, a minimum pension liability was recorded at December 31, 2002, which resulted in an after-tax charge to OCI and a reduction in stockholders' equity for Ameren of $102 million. At December 31, 2003, the minimum pension liability was reduced, resulting in OCI of $46 million and an increase in stockholders' equity. The Ameren Companies expect to be required under the ERISA to fund an average of approximately $115 million annually from 2005 through 2008, in order to maintain minimum funding levels for our pension plans. These amounts are estimates and may change based on actual stock market performance, changes in interest rates, and any pertinent changes in government regulations, each of which could also result in a requirement to record an additional minimum pension liability. Furthermore, if Ameren completes its acquisition of Illinois Power, we could incur material funding requirements with respect to Illinois Power's existing defined benefit retirement plans.

     In addition to the costs of our retirement plans, the costs to us of providing healthcare benefits to our employees and retirees have increased substantially in recent years. We believe that our employee benefit costs, including costs related to healthcare plans for our employees and former employees, will continue to rise. The increasing costs and funding requirements associated with our defined benefit retirement plans, healthcare plans and other employee benefits may adversely affect our results of operations, liquidity or financial position.

     UE's, Genco's and CILCO's electric generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses and increased power purchase costs.

     UE, CILCO, Genco, AERG, Medina Valley, and EEI own and operate coal, nuclear, gas-fired, hydro and oil-fired generating facilities constituting approximately 14,600 megawatts (net) of installed capability. Operation of electric generating facilities involves certain risks which can adversely affect energy output and efficiency levels. Included among these risks are:

o increased prices for fuel and fuel transportation as existing contracts expire,
o    facility shutdowns due to a breakdown or failure of equipment or processes,

o    disruptions in the delivery of fuel and lack of adequate inventories,
o    labor disputes,
o    inability to comply with regulatory or permit requirements,
o    disruptions in the delivery of electricity,
o    increased  capital  expenditures  requirements,   including  those  due  to
     environmental regulation,
o    operator error, and
o unusual or adverse weather conditions, including catastrophic events such as fires, explosions, floods or other similar occurrences affecting electric generating facilities.

     A substantial portion of Genco's and CILCO's generating capacity is committed under affiliate contracts which expire over the next several years.

     Genco and CILCO have several electric power supply agreements under which Genco and CILCO directly or indirectly supply the full requirements of UE, CIPS and CILCO, including the following:

o Under two electric power supply agreements, Genco is obligated to supply to Marketing Company, and Marketing Company, in turn, is obligated to supply to CIPS, all of the energy and capacity needed by CIPS to offer service for resale to its native load customers and to fulfill CIPS' other obligations under all applicable federal and state tariffs or contracts. Any power not used by CIPS is sold by Marketing Company under various long-term wholesale and retail contracts. The agreement between CIPS and Marketing Company expires on December 31, 2004. The agreement between Genco and Marketing Company can be terminated by either party upon at least one year's notice, but may not be terminated prior to December 31, 2004.

o AERG has an electric power supply agreement with CILCO to supply it sufficient power to meet its native load requirements. This agreement expires on December 31, 2004.

     The affected Ameren Companies currently plan to pursue renewals or extensions of these full requirements agreements as they expire. Such renewals or extensions will depend on compliance with federal and state regulatory requirements in effect at the time. Extensions through December 31, 2006, of the agreements to which CIPS and CILCO are a party have been required by the ICC in its order approving our acquisition of CILCORP and CILCO; however, approval by the FERC is also required.

     Midwest power markets have experienced high levels of new capacity development over the last several years, which, in part, have contributed to soft long-term power prices in this region. Owners of generating capacity in the Midwest are actively seeking markets for their energy and capacity and have asked our regulators to closely scrutinize power supply arrangements among our subsidiaries when we have sought approval to enter into them. Even though the ICC has required those extensions, it cannot be predicted whether obtaining extensions of these agreements, described above, when they expire will be successful. To the extent Genco or CILCO cannot secure extensions or other long-term replacement power sale contracts for the energy and capacity currently committed under these agreements, our generating subsidiaries and Marketing Company will face competition from other power suppliers in the Midwest and will be exposed to price risk.

     Genco participates with UE in an agreement to jointly dispatch its generating facilities with those of UE, which thereby produces benefits and efficiencies for both generating parties. Pending or future federal and state regulatory proceedings and policies may evolve in ways that could impact Genco's ability to continue to participate in these affiliate transactions on current terms. For example, as a result of the pending MoPSC proceeding relating to the transfer of UE's Illinois-based utility business, there is uncertainty as to the terms of the joint dispatch agreement and also as to its duration. The termination of the agreement, or modifications to it, could have a material adverse effect on UE or Genco.

     Genco's and CILCO's electric generating facilities must compete for the sale of energy and capacity, which exposes them to price risk.

     As owners of non rate-regulated electric generating facilities, Genco (4,800 megawatts) and CILCO (1,100 megawatts) will not have any recovery of their costs or any specified rate of return set by a regulatory body. Of these non rate-regulated electric generating facilities, approximately 3,500 megawatts are currently under full requirements contracts with our affiliates, including the contracts referred to in the immediately preceding risk factor. The remainder of the generating capacity must compete for the sale of energy and capacity. UE is currently seeking regulatory approval of the transfer by Genco to it of approximately 550 megawatts of CTs at Pinckneyville and Kinmundy, Illinois, which transfer is expected to occur in 2004, with the result that those CTs will no longer be non rate-regulated.

     To the extent electric capacity generated by these facilities is not under contract to be sold, either now or in the future, the revenues and results of operations of these non rate-regulated subsidiaries will generally depend on the prices that they can obtain for energy and capacity in Illinois and adjacent markets. Among the factors that could influence such prices (all of which are beyond our control to a significant degree) are:

o    the current and future market prices for natural gas, fuel oil and coal,
o    current and forward prices for the sale of electricity,
o the extent of additional supplies of electric energy from current competitors or new market entrants,
o the pace of deregulation in our market area and the slowing expansion of deregulated markets,
o the regulatory and pricing structures developed for Midwest energy markets as they continue to evolve and the pace of development of regional markets for energy and capacity outside of bilateral contracts,
o future pricing for, and availability of, transmission services on transmission systems, the effect of RTOs, development and export energy transmission constraints, which could limit the ability to sell energy in markets adjacent to Illinois,
o the rate of growth in electricity usage as a result of population changes, regional economic conditions and the implementation of conservation programs, and
o    climate conditions prevailing in the Midwest market from time to time.

     UE's ownership and operation of a nuclear generating facility creates business, financial and waste disposal risks.

     UE owns the Callaway Nuclear Plant, which represents approximately 14% of UE's generation capability. Therefore, UE is subject to the risks of nuclear generation, which include the following:

o the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials,
o limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with UE's nuclear operations or those of others in the United States,
o uncertainties with respect to contingencies and assessment amounts if insurance coverage is inadequate,
o increased public and governmental concerns over the adequacy of security at nuclear power plants, and
o uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives (UE's facility operating license for the Callaway Nuclear Plant expires in 2024).

     The NRC has broad authority under federal law to impose licensing and safety related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could necessitate substantial capital expenditures at nuclear plants such as UE's. In addition, although UE has no reason to anticipate a serious nuclear incident at its plant, if an incident did occur, it could harm UE's results of operations or financial position. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.

     Our energy risk management strategies may not be effective in managing fuel and electricity pricing risks, which could result in unanticipated liabilities to us or increased volatility of our earnings.

     We are exposed to changes in market prices for natural gas, fuel, electricity and emission credits. Prices for natural gas, fuel, electricity and emission credits may fluctuate substantially over relatively short periods of time and expose us to commodity price risk. We utilize derivatives such as forward contracts, futures contracts, options and swaps to manage these risks. We attempt to manage our exposure from these activities through enforcement of established risk limits and risk management procedures. We cannot assure you that these strategies will be successful in managing our pricing risk, or that they will not result in net liabilities to us as a result of future volatility in these markets.

     In addition, although we routinely enter into contracts to offset our positions (i.e., to hedge our exposure to the risks of demand, market effects of weather and changes in commodity prices), we do not always hedge the entire exposure of our operations from commodity price volatility. Furthermore, our ability to hedge our exposure to commodity price volatility depends on liquid commodity markets. As a result, to the extent the commodity markets are illiquid, we may not be able to execute our risk management strategies, which could result in greater open positions than we would prefer at a given time. To the extent that open positions exist, fluctuating commodity prices can improve or diminish our financial results and financial position.

     Our businesses are dependent on our ability to successfully access the capital markets. We may not have access to sufficient capital in the amounts and at the times needed.

     We rely on access to short-term and long-term capital markets as a significant source of liquidity and funding for capital requirements not satisfied by our operating cash flows. The inability to raise capital on favorable  terms,  particularly  during  times  of  uncertainty  in the  capital markets, could negatively impact our ability to maintain and grow our businesses. Based on our current credit ratings, we believe that we will continue to have access to the capital markets. However, events beyond our control may create uncertainty in the capital markets such that our cost of capital would increase or our ability to access the capital markets would be adversely affected.


REGULATORY MATTERS

     See Note 3 - Rate and Regulatory Matters to our financial  statements under
Part I, Item 1 of this report.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk represents the risk of changes in value of a physical asset or a financial instrument, derivative or non-derivative, caused by fluctuations in market variables such as interest rates. The following discussion of our risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. We handle market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal and operational risks and are not represented in the following discussion.

     Our risk management objective is to optimize our physical generating assets within prudent risk parameters. Our risk management policies are set by a Risk Management Steering Committee, which is comprised of senior-level Ameren officers.

Interest Rate Risk

     We are exposed to market risk through changes in interest rates associated with:

o    long-term and short-term variable-rate debt;
o    fixed-rate debt;
o    commercial paper;
o    auction-rate long-term debt; and
o    auction-rate preferred stock.

     We manage our interest rate exposure by controlling the amount of these instruments we hold within our total capitalization portfolio and by monitoring the effects of market changes in interest rates.

     The following table presents the estimated increase (decrease) in our annual interest expense and net income if interest rates were to change by 1% on variable rate debt outstanding at March 31, 2004:


   ===================================================================================================================
                                                                              Interest Expense        Net Income(a)
   -------------------------------------------------------------------------------------------------------------------
   Ameren..............................................................          $    6                  $  (4)
   UE..................................................................               7                     (4)
   CIPS................................................................               1                     (1)
   Genco...............................................................               1                     (1)
   CILCORP(b)..........................................................               2                     (1)
   CILCO...............................................................               2                     (1)
   ===================================================================================================================

(a)  Calculations are based on an effective tax rate of 37%.
(b) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

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

Credit Risk

     Credit risk represents the loss that would be recognized if counterparties fail to perform as contracted. NYMEX-traded futures contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. On all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction.

     Our physical and financial instruments are subject to credit risk consisting of trade accounts receivables, executory contracts with market risk exposures and leveraged lease investments. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups comprising our customer base. No non-affiliated customer represents greater than 10%, in the aggregate, of our accounts receivable. Our revenues are primarily derived from sales of electricity and natural gas to customers in Missouri and Illinois. UE and Genco have credit exposure associated with accounts receivables from non-affiliated companies for interchange sales. At March 31, 2004, UE's, Genco's and Marketing Company's combined credit exposure to non-investment grade counterparties related to interchange sales was $4 million, net of collateral. We establish credit limits for these counterparties and monitor the appropriateness of these limits on an ongoing basis through a credit risk management program which involves daily exposure reporting to senior management, master trading and netting agreements, and credit support such as letters of credit and parental guarantees. We also analyze each counterparty's financial condition prior to entering into sales, forwards, swaps, futures or option contracts and monitor counterparty exposure associated with our leveraged leases.

Equity Price Risk

     Our costs of providing non-contributory defined benefit retirement and postretirement benefit plans are dependent upon a number of factors, such as the rate of return on plan assets, discount rate, the rate of increase in healthcare costs and contributions made to the plans. The market value of our plan assets was affected by declines in the equity market for 2000 through 2002 for the pension and postretirement plans. As a result, a minimum pension liability was recorded at December 31, 2002, which resulted in a charge to OCI and a reduction in stockholders' equity. At December 31, 2003, the minimum pension liability was reduced resulting in OCI of $46 million and an increase in stockholders' equity. The minimum pension liability has not changed as of March 31, 2004.

     The amount of the pension liability as of March 31, 2004, was the result of asset returns, interest rates and our contributions to the plans during 2003. In future years, the liability recorded, the costs reflected in net income or OCI, or cash contributions to the plans could increase materially without a recovery in equity markets in excess of our assumed return on plan assets of 8.5%. If the fair value of the plan assets were to grow and exceed the accumulated benefit obligations in the future, the recorded liability would then be reduced and a corresponding amount of equity would be restored, net of taxes.

Commodity Price Risk

     The Ameren Companies are exposed to changes in market prices for natural gas, fuel and electricity to the extent they cannot be recovered through rates. For a more detailed discussion of our commodity price risk, see Commodity Price Risk under Part II, Item 7A of the Ameren Companies' combined Form 10-K for the fiscal year ended December 31, 2003. Below are tables presenting the percentage of fuel price hedged and the effects a material change in price will have on our coal costs not currently covered under fixed-price contracts as of March 31, 2004.

     The following table presents the percentages of the required supply of coal for our coal-fired power plants, nuclear fuel and natural gas for our CTs and distribution, as appropriate, that are price-hedged for the remainder of 2004 through 2008:


   ===================================================================================================================
                                                                      2004                2005          2006 - 2008
   -------------------------------------------------------------------------------------------------------------------
   Ameren:
     Coal.....................................................         98%                 90%              55%
     Nuclear fuel.............................................        100                 100               32
     Natural gas for generation...............................         34                  15                5
     Natural gas for distribution.............................         31                  12                5
   ===================================================================================================================
   UE:
     Coal.....................................................         98%                 86%              48%
     Nuclear fuel.............................................        100                 100               32
     Natural gas for generation...............................         31                  12                4
     Natural gas for distribution.............................         36                  13                5
   ===================================================================================================================
   CIPS:
     Natural gas for distribution.............................         25%                 14%               4%
   ===================================================================================================================
   Genco:
     Coal.....................................................        100%                100%              77%
     Natural gas for generation...............................         25                  15                5
   ===================================================================================================================
   CILCORP:(a)
     Coal.....................................................        100%                 81%              49%
     Natural gas for distribution.............................         34                  11                5
   ===================================================================================================================
   CILCO:
     Coal.....................................................        100%                 81%              49%
     Natural gas for distribution.............................         34                  11                5
   ===================================================================================================================

(a) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

     The following table presents the estimated increase or decrease in our total fuel expense and net income if coal costs were to change by 1% on any requirements currently not covered by fixed-price contracts for the remainder of 2004 through 2008:


   ===================================================================================================================
                                                                                    Fuel Expense       Net Income(a)
   -------------------------------------------------------------------------------------------------------------------
   Ameren.....................................................................         $   6              $   4
   UE.........................................................................             3                  2
   CIPS.......................................................................             -                  -
   Genco......................................................................             1                  1
   CILCORP(b).................................................................             1                  -
   CILCO......................................................................             1                  -
   ===================================================================================================================

(a)  Calculations are based on an effective tax rate of 38%.
(b) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

     In the event of a significant change in coal prices, we would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure or fuel sources.

Fair Value of Contracts

     Most of our commodity contracts qualify for treatment as normal purchases and normal sales. However, we utilize derivatives principally to manage the risk of changes in market prices for natural gas, fuel, electricity and emission credits. Price fluctuations in natural gas, fuel and electricity cause:

o an unrealized appreciation or depreciation of our firm commitments to purchase or sell when purchase or sales prices under the firm commitment are compared with current commodity prices;
o market values of fuel and natural gas inventories or purchased power to differ from the cost of those commodities in inventory under firm commitment; and
o actual cash outlays for the purchase of these commodities to differ from anticipated cash outlays.

     The derivatives that we use to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. We continually assess our supply and delivery commitment positions against forward market prices and internally-forecasted forward prices and modify our exposure to market, credit and operational risk by entering into various offsetting transactions. In general, we believe these transactions serve to reduce our price risk. See Note 7 - Derivative Financial Instruments to our financial statements under Part I, Item 1 of this report for further information.

     The following table presents the favorable (unfavorable) changes in the fair value of all contracts marked-to-market during the three months ended March 31, 2004:


   ===================================================================================================================
                                                               Ameren(a)    UE      CIPS      CILCORP(b)      CILCO
   -------------------------------------------------------------------------------------------------------------------
   Fair value of contracts at beginning of period, net.....   $   12      $  (1)   $  1        $   6          $   6
     Contracts realized or otherwise settled during the
         period............................................        2          1       1            1              1
     Changes in fair values attributable to changes in
         valuation technique and assumptions...............        -          -       -            -              -
     Fair value of new contracts entered into during the
         period............................................        -          -       -            -              -
     Other changes in fair value...........................        4         (2)      2            4              4
   -------------------------------------------------------------------------------------------------------------------
   Fair value of contracts outstanding at end                 $   18      $  (2)   $  4        $  11          $  11
         of period, net....................................
   ===================================================================================================================

(a)  Includes  amounts  for  non-registrant   Ameren  subsidiaries  as  well  as
     intercompany  eliminations.
(b) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

     The following table presents maturities of contracts as of March 31, 2004:


   ===================================================================================================================
                  Sources                   Maturity       Maturity       Maturity      Maturity in        Total
                    of                      Less than         1-3            4-5         Excess of          Fair
                Fair Value                   1 Year          Years          Years         5 Years        Value(a)
   -------------------------------------------------------------------------------------------------------------------
   Ameren:
   Prices actively quoted...............     $   4          $    -         $    -         $    -          $    4
   Prices provided by other external
      sources(b)........................         6               6              -              -              12
   Prices based on models and other
      valuation methods(c)..............         1               2             (1)             -               2
   -------------------------------------------------------------------------------------------------------------------
   Total................................     $  11          $    8         $   (1)        $    -          $   18
   ===================================================================================================================
   UE :
   Prices actively quoted...............     $   -          $    -         $    -         $    -          $    -
   Prices provided by other external
      sources(b)........................         -               1              -              -               1
   Prices based on models and other
      valuation methods(c)..............        (4)              2             (1)             -              (3)
   -------------------------------------------------------------------------------------------------------------------
   Total................................     $  (4)         $    3         $   (1)        $    -          $   (2)
   -------------------------------------------------------------------------------------------------------------------


   -------------------------------------------------------------------------------------------------------------------
                  Sources                   Maturity       Maturity       Maturity      Maturity in        Total
                    of                      Less than         1-3            4-5         Excess of          Fair
                Fair Value                   1 Year          Years          Years         5 Years        Value(a)
   -------------------------------------------------------------------------------------------------------------------
   CIPS:
   Prices actively quoted...............     $   -          $    -         $    -         $    -          $    -
   Prices provided by other external
      sources(b)........................         2               2              -              -               4
   Prices based on models and other
      valuation methods(c)..............         -               -              -              -               -
   -------------------------------------------------------------------------------------------------------------------
   Total................................     $   2          $    2         $    -         $    -          $    4
   ===================================================================================================================
   CILCORP(d):
   Prices actively quoted ..............     $   4          $    -         $    -         $    -          $    4
   Prices provided by other external
      sources(b)........................         3               4              -              -               7
   Prices based on models and other
      valuation methods(c)..............         -               -              -              -               -
   -------------------------------------------------------------------------------------------------------------------
   Total ...............................     $   7          $    4         $    -         $    -          $   11
   ===================================================================================================================
   CILCO:
   Prices actively quoted ..............     $   4          $    -         $    -         $    -          $    4
   Prices provided by other external
      sources(b)........................         3               4              -              -               7
   Prices based on models and other
      valuation methods(c)..............         -               -              -              -               -
   -------------------------------------------------------------------------------------------------------------------
   Total ...............................     $   7          $    4         $    -         $    -          $   11
   ===================================================================================================================

(a) Contracts of less than $3 million were with non-investment-grade rated counterparties.
(b) Principally power forward values based on NYMEX prices for over-the-counter contracts and natural gas swap values based primarily on Inside FERC.
(c) Principally coal and SO2 option values based on a Black-Scholes model that includes information from external sources and our estimates. Also includes power forward contract values based on our estimates.
(d) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.


ITEM 4. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures

     As of March 31, 2004, the principal executive officer and principal financial officer of each Registrant have evaluated the effectiveness of the design and operation of such Registrant's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Exchange Act). Based upon that evaluation, the principal executive officer and principal financial officer of each such Registrant have concluded that such disclosure controls and procedures are effective in timely alerting them to any material information relating to such Registrant, which is required to be included in such Registrant's reports filed or submitted with the SEC under the Exchange Act.

     (b) Change in Internal Controls

     There has been no change in the Registrants' internal control over financial reporting that occurred during their most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

     Note 3 - Rate and Regulatory Matters and Note 9 - Commitments and Contingencies to our financial statements under Part I, Item 1 of Part I of this report contain information on legal and administrative proceedings which are incorporated by reference under this item.

ITEM 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  The  documents  listed  below are being  filed on behalf of
Ameren,   UE,  CIPS,  Genco,   CILCORP  and  CILCO   (collectively  the  "Ameren
Companies").


   -----------------------------------------------------------------------------------------------------------------------
           Exhibit           Registrant(s)                                Nature of Exhibit
         Designation
   -----------------------------------------------------------------------------------------------------------------------
    Instruments Defining
     Rights of Security
           Holders
   -----------------------------------------------------------------------------------------------------------------------
             4.1            Ameren           Supplemental Indenture dated as of February 1, 2004, to the Indenture of
                            UE               Mortgage and Deed of Trust dated June 15, 1937 (UE Mortgage) relative to
                                             Series 2004A (1998A) Bonds
   -----------------------------------------------------------------------------------------------------------------------
             4.2            Ameren           Supplemental Indenture dated as of February 1, 2004 to the UE Mortgage
                            UE               relative to Series 2004B (1998B) Bonds
   -----------------------------------------------------------------------------------------------------------------------
             4.3            Ameren           Supplemental Indenture dated as of February 1, 2004 to the UE Mortgage
                            UE               relative to Series 2004C (1998C) Bonds
   -----------------------------------------------------------------------------------------------------------------------
             4.4            Ameren           Supplemental Indenture dated as of February 1, 2004 to the UE Mortgage
                            UE               relative to Series 2004D (2000B) Bonds
   -----------------------------------------------------------------------------------------------------------------------
             4.5            Ameren           Supplemental Indenture dated as of February 1, 2004 to the UE Mortgage
                            UE               relative to Series 2004E (2000A) Bonds
   -----------------------------------------------------------------------------------------------------------------------
             4.6            Ameren           Supplemental Indenture dated as of February 1, 2004 to the UE Mortgage
                            UE               relative to Series 2004F (2000C) Bonds
   -----------------------------------------------------------------------------------------------------------------------
             4.7            Ameren           Supplemental Indenture dated as of February 1, 2004 to the UE Mortgage
                            UE               relative to Series 2004G (1991) Bonds
   -----------------------------------------------------------------------------------------------------------------------
             4.8            Ameren           Supplemental Indenture dated as of February 1, 2004 to the UE Mortgage
                            UE               relative to Series 2004A (1992) Bonds
   -----------------------------------------------------------------------------------------------------------------------
             4.9            Ameren           First Amendment dated as of February 1, 2004 to Loan Agreement dated as of
                            UE               December 1, 1991, between the Missouri Environmental Authority and UE
   -----------------------------------------------------------------------------------------------------------------------
            4.10            Ameren           First Amendment dated as of February 1, 2004 to Loan Agreement dated as of
                            UE               December 1, 1992, between the Missouri Environmental Authority and UE
   -----------------------------------------------------------------------------------------------------------------------
            4.11            Ameren           First Amendment dated as of February 1, 2004 to Series 1998A Loan
                            UE               Agreement dated as of September 1, 1998, between the Missouri
                                             Environmental Authority and UE
   -----------------------------------------------------------------------------------------------------------------------
            4.12            Ameren           First Amendment dated as of February 1, 2004 to Series 1998B Loan
                            UE               Agreement dated as of September 1, 1998, between the Missouri
                                             Environmental Authority and UE
   -----------------------------------------------------------------------------------------------------------------------
            4.13            Ameren           First Amendment dated as of February 1, 2004 to Series 1998C Loan
                            UE               Agreement dated as of September 1, 1998, between the Missouri
                                             Environmental Authority and UE
   -----------------------------------------------------------------------------------------------------------------------
      Rule 13a-14(a) /
          15d-14(a)
       Certifications
   -----------------------------------------------------------------------------------------------------------------------
            31.1            Ameren           Rule13a-14(a)/15d-14(a) Certification of Principal Executive Officer of
                                             Ameren
   -----------------------------------------------------------------------------------------------------------------------
            31.2            Ameren           Rule 13a-14(a)/15d-14(a) Certification of Principal  Financial Officer of
                                             Ameren
   -----------------------------------------------------------------------------------------------------------------------
            31.3            UE               Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of UE
   -----------------------------------------------------------------------------------------------------------------------
            31.4            UE               Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of UE
   -----------------------------------------------------------------------------------------------------------------------
            31.5            CIPS             Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of
                                             CIPS
   -----------------------------------------------------------------------------------------------------------------------
            31.6            CIPS             Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of
                                             CIPS
   -----------------------------------------------------------------------------------------------------------------------


   -----------------------------------------------------------------------------------------------------------------------
           Exhibit           Registrant(s)                                Nature of Exhibit
         Designation
   -----------------------------------------------------------------------------------------------------------------------
            31.7            Genco            Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of
                                             Genco
   -----------------------------------------------------------------------------------------------------------------------
            31.8            Genco            Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of
                                             Genco
   -----------------------------------------------------------------------------------------------------------------------
            31.9            CILCORP          Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of
                                             CILCORP
   -----------------------------------------------------------------------------------------------------------------------
            31.10           CILCORP          Rule13a-14(a)/15d-14(a) Certification of Principal Financial Officer of
                                             CILCORP
   -----------------------------------------------------------------------------------------------------------------------
            31.11           CILCO            Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of
                                             CILCO
   -----------------------------------------------------------------------------------------------------------------------
            31.12           CILCO            Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of
                                             CILCO
   -----------------------------------------------------------------------------------------------------------------------
        Section 1350
       Certifications
   -----------------------------------------------------------------------------------------------------------------------
            32.1            Ameren           Section 1350 Certification of Principal Executive Officer of Ameren
   -----------------------------------------------------------------------------------------------------------------------
            32.2            Ameren           Section 1350 Certification of Principal Financial Officer of Ameren
   -----------------------------------------------------------------------------------------------------------------------
            32.3            UE               Section 1350 Certification of Principal Executive Officer of UE
   -----------------------------------------------------------------------------------------------------------------------
            32.4            UE               Section 1350 Certification of Principal Financial Officer of UE
   -----------------------------------------------------------------------------------------------------------------------
            32.5            CIPS             Section 1350 Certification of Principal Executive Officer of CIPS
   -----------------------------------------------------------------------------------------------------------------------
            32.6            CIPS             Section1350 Certification of Principal Financial Officer of CIPS
   -----------------------------------------------------------------------------------------------------------------------
            32.7            Genco            Section 1350 Certification of Principal Executive Officer of Genco
   -----------------------------------------------------------------------------------------------------------------------
            32.8            Genco            Section 1350 Certification of Principal Financial Officer of Genco
   -----------------------------------------------------------------------------------------------------------------------
            32.9            CILCORP          Section 1350 Certification of Principal Executive Officer of CILCORP
   -----------------------------------------------------------------------------------------------------------------------
            32.10           CILCORP          Section 1350 Certification of Principal Financial Officer of CILCORP
   -----------------------------------------------------------------------------------------------------------------------
            32.11           CILCO            Section 1350 Certification of Principal Executive Officer of CILCO
   -----------------------------------------------------------------------------------------------------------------------
            32.12           CILCO            Section 1350 Certification of Principal Financial Officer of CILCO
   -----------------------------------------------------------------------------------------------------------------------

          (b) Reports on Form 8-K. The Ameren Companies filed the following reports on Form 8-K during the quarterly period ended March 31, 2004:


                  Date of Report                            Items Reported              Financial Statements Filed
                  --------------                            --------------              --------------------------
                  Ameren:
                  January 14, 2004                               5, 7                           None
                  February 3, 2004                               5, 7, 12                       None
                  February 10, 2004 (a)                          7, 12                          (b)
                  March 23, 2004                                 5, 7                           None

                  UE:
                  January 14, 2004                               5, 7                           None
                  February 3, 2004                               5, 7, 12                       None
                  March 23, 2004                                 5, 7                           None

                  CIPS:
                  February 3, 2004                               5, 7, 12                       None
                  March 23, 2004                                 5, 7                           None

                  Genco:
                  February 3, 2004                               5, 7, 12                       None
                  March 23, 2004                                 5, 7                           None






                  Date of Report                            Items Reported              Financial Statements Filed
                  --------------                            --------------              --------------------------
                  CILCORP:
                  February 3, 2004                               5, 7, 12                       None
                  March 23, 2004                                 5, 7                           None

                  CILCO:
                  February 3, 2004                               5, 7, 12                       None
                  March 23, 2004                                 5, 7                           None


                    (a) This report was furnished pursuant to Item 12 and not deemed "filed" for purposes of Section 18 of the Exchange Act.
                    (b) Consolidated operating statistics for three months ended December 31, 2003, and December 31, 2002, unaudited consolidated balance sheet as of December 31, 2003, and December 31, 2002, unaudited consolidated statement of income for three months ended December 31, 2003, and December 31, 2002, and twelve months ended December 31, 2003, and December 31, 2002, and unaudited consolidated statement of cash flows for twelve months ended December 31, 2003 and December 31, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Exchange Act, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.



                                       AMEREN CORPORATION
                                           (Registrant)

                                      /s/ Martin J. Lyons
                              -------------------------------------
                                          Martin J. Lyons
                                  Vice President and Controller
                                  (Principal Accounting Officer)




                                     UNION ELECTRIC COMPANY
                                          (Registrant)

                                      /s/ Martin J. Lyons
                              -------------------------------------
                                          Martin J. Lyons
                                  Vice President and Controller
                                  (Principal Accounting Officer)




                              CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                           (Registrant)

                                        /s/ Martin J. Lyons
                              -------------------------------------
                                            Martin J. Lyons
                                     Vice President and Controller
                                     (Principal Accounting Officer)




                                 AMEREN ENERGY GENERATING COMPANY
                                            (Registrant)

                                       /s/ Martin J. Lyons
                              -------------------------------------
                                           Martin J. Lyons
                                   Vice President and Controller
                                   (Principal Accounting Officer)

                                           CILCORP Inc.
                                           (Registrant)

                                       /s/ Martin J. Lyons
                              -------------------------------------
                                           Martin J. Lyons
                                   Vice President and Controller
                                   (Principal Accounting Officer)





                                  Central Illinois Light Company
                                            (Registrant)
                                       /s/ Martin J. Lyons
                              -------------------------------------
                                           Martin J. Lyons
                                   Vice President and Controller
                                   (Principal Accounting Officer)






Date:  May 10, 2004