Form 10-Q
period 2008-03-31
CENTRAL ILLINOIS LIGHT CO; AMEREN CORP; CENTRAL ILLINOIS PUBLIC SERVICE CO; ILLINOIS POWER CO; UNION ELECTRIC CO; CILCORP INC; AMERENENERGY GENERATING CO
filed 2008-05-08
CIK 18651, 1002910, 18654, 49816, 100826, 762129, 1135361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)          Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2008
OR
(   )          Transition report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the transition period from _____ to _____.

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
(Illinois Corporation)
370 South Main Street
Decatur, Illinois 62523
(217) 424-6600

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.     Yes   (X) No   (  )

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

	Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company
Ameren Corporation	(X)	( )	( )	( )
Union Electric Company	( )	( )	(X)	( )
Central Illinois Public Service Company	( )	( )	(X)	( )
Ameren Energy Generating Company	( )	( )	(X)	( )
CILCORP Inc.	( )	( )	(X)	( )
Central Illinois Light Company	( )	( )	(X)	( )
Illinois Power Company	( )	( )	(X)	( )

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Ameren Corporation	Yes	( )	No	(X)
Union Electric Company	Yes	( )	No	(X)
Central Illinois Public Service Company	Yes	( )	No	(X)
Ameren Energy Generating Company	Yes	( )	No	(X)
CILCORP Inc.	Yes	( )	No	(X)
Central Illinois Light Company	Yes	( )	No	(X)
Illinois Power Company	Yes	( )	No	(X)

The number of shares outstanding of each registrant’s classes of common stock as of April 30, 2008, was as follows:

Ameren Corporation	Common stock, $.01 par value per share – 209,474,844

Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation (parent company of the registrant) – 102,123,834

Central Illinois Public Service Company	Common stock, no par value, held by Ameren Corporation (parent company of the registrant) – 25,452,373

Ameren Energy Generating Company	Common stock, no par value, held by Ameren Energy Resources Company, LLC (parent company of the registrant and subsidiary of Ameren Corporation) – 2,000

CILCORP Inc.	Common stock, no par value, held by Ameren Corporation (parent company of the registrant) – 1,000

Central Illinois Light Company	Common stock, no par value, held by CILCORP Inc. (parent company of the registrant and subsidiary of Ameren Corporation) – 13,563,871

Illinois Power Company	Common stock, no par value, held by Ameren Corporation (parent company of the registrant) – 23,000,000

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

TABLE OF CONTENTS
Page
GLOSSARY OF TERMS AND ABBREVIATIONS.....................................................................................................................................................................................................	5

Forward-looking Statements...	7

PART I Financial Information

Item 1. Financial Statements (Unaudited)
Ameren Corporation
Consolidated Statement of Income...	9
Consolidated Balance Sheet...	10
Consolidated Statement of Cash Flows.......................................................................................................................................................................................................	11
Union Electric Company
Consolidated Statement of Income...	12
Consolidated Balance Sheet...	13
Consolidated Statement of Cash Flows.......................................................................................................................................................................................................	14
Central Illinois Public Service Company
Statement of Income...	15
Balance Sheet...	16
Statement of Cash Flows...	17
Ameren Energy Generating Company
Consolidated Statement of Income...	18
Consolidated Balance Sheet...	19
Consolidated Statement of Cash Flows.......................................................................................................................................................................................................	20
CILCORP Inc.
Consolidated Statement of Income...	21
Consolidated Balance Sheet...	22
Consolidated Statement of Cash Flows.......................................................................................................................................................................................................	23
Central Illinois Light Company
Consolidated Statement of Income...	24
Consolidated Balance Sheet...	25
Consolidated Statement of Cash Flows.......................................................................................................................................................................................................	26
Illinois Power Company
Consolidated Statement of Income...	27
Consolidated Balance Sheet...	28
Consolidated Statement of Cash Flows.......................................................................................................................................................................................................	29

Combined Notes to Financial Statements....................................................................................................................................................................................................	30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations............................................................................................................	58
Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................................................................................................................................................	78
Item 4 and
Item 4T. Controls and Procedures...	82

PART II Other Information

Item 1. Legal Proceedings...	83
Item 1A. Risk Factors...	83
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.................................................................................................................................................................	83
Item 6. Exhibits...	84

Signatures...	87

This Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements should be read with the cautionary statements and important factors included on page 7 of this Form 10-Q under the heading “Forward-looking Statements.” Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar expressions.

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
AFS – Ameren Energy Fuels and Services Company, a Resources Company subsidiary that procures fuel and natural gas and manages the related risks for the Ameren Companies.
Ameren – Ameren Corporation and its subsidiaries on a consolidated basis. In references to financing activities, acquisition activities, or liquidity arrangements, Ameren is defined as Ameren Corporation, the parent.
Ameren Companies – The individual registrants within the Ameren consolidated group.
Ameren Illinois Utilities – CIPS, IP and the rate-regulated electric and gas utility operations of CILCO.
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
CO2 – Carbon dioxide.
CT – Combustion turbine electric generation equipment used primarily for peaking capacity.
Development Company – Ameren Energy Development Company, which was an Ameren Energy Resources Company subsidiary, and parent of Genco, Marketing Company, AFS, and Medina Valley. It was eliminated in an internal reorganization in February 2008.
DOE – Department of Energy, a U.S. government agency.
DRPlus – Ameren Corporation’s dividend reinvestment and direct stock purchase plan.
Dynegy – Dynegy Inc.
EEI – Electric Energy, Inc., an 80%-owned Ameren Corporation subsidiary that operates non-rate-regulated electric generation facilities and FERC-regulated transmission facilities in Illinois. Prior to February 29, 2008, EEI was 40% owned by UE and 40% owned by Development Company. On February 29, 2008, UE’s 40% ownership interest and Development Company’s 40% ownership interest were transferred to Resources Company. The remaining 20% is owned by Kentucky Utilities Company.
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
FERC – The Federal Energy Regulatory Commission, a U.S. government agency.
FIN – FASB Interpretation. A FIN statement is an explanation intended to clarify accounting pronouncements previously issued by the FASB.
Fitch – Fitch Ratings, a credit rating agency.
Form 10-K – The combined Annual Report on Form 10-K for the year ended December 31, 2007, filed by the Ameren Companies with the SEC.
FSP – FASB Staff Position, which provides application guidance on FASB literature.
FTRs – Financial transmission rights, financial instruments that entitle the holder to pay or receive compensation for certain congestion-related transmission charges between two designated points.
GAAP – Generally accepted accounting principles in the United States of America.
Genco – Ameren Energy Generating Company, a Resources Company subsidiary that operates a non-rate-regulated electric generation business in Illinois and Missouri.
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
Illinois electric settlement agreement – A comprehensive settlement of issues in Illinois arising out of the end of ten years of frozen electric rates, as of January 2, 2007. The Illinois electric settlement agreement, which became effective on August 28, 2007, was designed to avoid new rate rollback and freeze legislation and legislation that would impose a tax on electric generation in Illinois. The settlement addresses the issue of future power procurement, and it includes a comprehensive rate relief and customer assistance program.
Illinois EPA – Illinois Environmental Protection Agency, a state government agency.
Illinois Regulated – A financial reporting segment consisting of the regulated electric and gas transmission and distribution businesses of CIPS, CILCO and IP.
IP – Illinois Power Company, an Ameren Corporation subsidiary. IP operates a rate-regulated electric and natural gas transmission and distribution business in Illinois as AmerenIP.
IP LLC – Illinois Power Securitization Limited Liability Company, which is a special-purpose Delaware limited-liability company.
IP SPT – Illinois Power Special Purpose Trust, which was created as a subsidiary of IP LLC to issue TFNs as allowed under the Illinois Customer Choice Law. IP SPT is a variable-interest entity, as the equity investment is not sufficient to permit IP SPT to finance its activities without additional subordinated debt.
IPA – Illinois Power Agency, a state government agency that has broad authority to assist in the procurement of electric power for residential and nonresidential customers beginning in June 2009.
Kilowatthour – A measure of electricity consumption equivalent to the use of 1,000 watts of power over a period of one hour.
Marketing Company – Ameren Energy Marketing Company, a Resources Company subsidiary that markets power for Genco, AERG and EEI.
Medina Valley – AmerenEnergy Medina Valley Cogen L.L.C., a Resources Company subsidiary, which owns a 40-megawatt gas-fired electric generation plant.
Megawatthour – One thousand kilowatthours.
MGP – Manufactured gas plant.
MISO – Midwest Independent Transmission System Operator, Inc.
MISO Day Two Energy Market – A market that uses market-based pricing, incorporating transmission congestion and line losses, to compensate market participants for power.
Missouri Regulated – A financial reporting segment consisting of UE’s rate-regulated businesses.
Money pool – Borrowing agreements among Ameren and its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. Separate money pools maintained for rate-regulated and non-rate-regulated business are referred to as the utility money pool and the non-state-regulated subsidiary money pool, respectively.
Moody’s – Moody’s Investors Service Inc., a credit rating agency.
MoPSC – Missouri Public Service Commission, a state agency that regulates the Missouri utility business and operations of UE.
Non-rate-regulated Generation – A financial reporting segment consisting of the operations or activities of Genco, CILCORP holding company, AERG, EEI and Marketing Company.
NOx – Nitrogen oxide.
NRC – Nuclear Regulatory Commission, a U.S. government agency.
NYMEX – New York Mercantile Exchange.
OCI – Other comprehensive income (loss) as defined by GAAP.
Off-system revenues – Revenues from nonnative load sales.
PGA – Purchased Gas Adjustment tariffs, which allow the passing through of the actual cost of natural gas to utility customers.
PUHCA 2005 – The Public Utility Holding Company Act of 2005, enacted as part of the Energy Policy Act of 2005, effective February 8, 2006.
Regulatory lag – Adjustments to retail electric and natural gas rates are based on historic cost levels and rate increase requests can take up to 11 months to be granted by the MoPSC and the ICC. As a result, revenue increases authorized by regulators will lag behind changing costs.
Resources Company – Ameren Energy Resources Company, LLC, an Ameren Corporation subsidiary that consists of non-rate-regulated operations, including Genco, Marketing Company, EEI, AFS, and Medina Valley. It is the successor to Ameren Energy Resources Company, which was eliminated in an internal reorganization in February 2008.
RTO – Regional Transmission Organization.
S&P – Standard & Poor’s Ratings Services, a credit rating agency that is a division of The McGraw-Hill Companies, Inc.
SEC – Securities and Exchange Commission, a U.S. government agency.
SFAS – Statement of Financial Accounting Standards, the accounting and financial reporting rules issued by the FASB.
SO2 – Sulfur dioxide.
TFN – Transitional Funding Trust Notes issued by IP SPT as allowed under the Illinois Customer Choice Law. IP must designate a portion of cash received from customer billings to pay the TFNs. The proceeds received by IP are remitted to IP SPT. The proceeds are restricted for the sole purpose of making payments of principal and interest on, and paying other fees and expenses related to, the TFNs. Since the application of FIN 46R, IP does not consolidate IP SPT. Therefore, the obligation to IP SPT appears on IP’s balance sheet.
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

FORWARD-LOOKING STATEMENTS

Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed under Risk Factors and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•
regulatory or legislative actions, including changes in regulatory policies and ratemaking determinations, such as the outcome of pending UE, CIPS, CILCO and IP rate proceedings or future legislative actions that seek to limit or reverse rate increases;

•
uncertainty as to the effect of implementation of the Illinois electric settlement agreement on Ameren, the Ameren Illinois Utilities, Genco and AERG, including implementation of a new power procurement process in Illinois that began in 2008;

•	changes in laws and other governmental actions, including monetary and fiscal policies;
•
changes in laws or regulations that adversely affect the ability of electric distribution companies and other purchasers of wholesale electricity to pay their suppliers, including UE and Marketing Company;

•	enactment of legislation taxing electric generators, in Illinois or elsewhere;
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

•	the effectiveness of our risk management strategies and the use of financial and derivative instruments;
•	prices for power in the Midwest, including forward prices;
•	business and economic conditions, including their impact on interest rates;
•	disruptions of the capital markets or other events that make the Ameren Companies’ access to necessary capital more difficult or costly;
•	the impact of the adoption of new accounting standards and the application of appropriate technical accounting rules and guidance;
•	actions of credit rating agencies and the effects of such actions;
•	weather conditions and other natural phenomena;
•	the impact of system outages caused by severe weather conditions or other events;
•	generation plant construction, installation and performance, including costs associated with UE’s Taum Sauk pumped-storage hydroelectric plant incident and the plant’s future operation;
•	recoverability through insurance of costs associated with UE’s Taum Sauk pumped-storage hydroelectric plant incident;
•	operation of UE’s nuclear power facility, including planned and unplanned outages, and decommissioning costs;
•	the effects of strategic initiatives, including acquisitions and divestitures;
•
the impact of current environmental regulations on utilities and power generating companies and the expectation that more stringent requirements, including those related to greenhouse gases, will be introduced over time, which could have a negative financial effect;

•	labor disputes, future wage and employee benefits costs, including changes in discount rates and returns on benefit plan assets;
•	the inability of our counterparties and affiliates to meet their obligations with respect to contracts and financial instruments;
•	the cost and availability of transmission capacity for the energy generated by the Ameren Companies’ facilities or required to satisfy energy sales made by the Ameren Companies;
•	legal and administrative proceedings; and
•	acts of sabotage, war, terrorism or intentionally disruptive acts.

Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to update or revise publicly any forward-looking statements to reflect new information or future events.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Operating Revenues:
Electric	$1,467	$1,463
Gas	612	561
Total operating revenues	2,079	2,024
Operating Expenses:
Fuel	302	263
Purchased power	287	373
Gas purchased for resale	459	421
Other operations and maintenance	423	389
Depreciation and amortization	176	183
Taxes other than income taxes	113	102
Total operating expenses	1,760	1,731
Operating Income	319	293
Other Income and Expenses:
Miscellaneous income	21	16
Miscellaneous expense	(4)	(5)
Total other income	17	11
Interest Charges	100	100
Income Before Income Taxes, Minority Interest, and
Preferred Dividends of Subsidiaries	236	204
Income Taxes	87	71
Income Before Minority Interest and Preferred Dividends of Subsidiaries	149	133
Minority Interest and Preferred Dividends of Subsidiaries	11	10
Net Income	$138	$123
Earnings per Common Share – Basic and Diluted	$0.66	$0.59
Dividends per Common Share	$0.635	$0.635
Average Common Shares Outstanding	208.7	206.6

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$186	$355
Accounts receivable – trade (less allowance for doubtful
accounts of $38 and $22, respectively)	656	570
Unbilled revenue	318	359
Miscellaneous accounts and notes receivable	315	280
Materials and supplies	556	735
Other current assets	272	181
Total current assets	2,303	2,480
Property and Plant, Net	15,294	15,069
Investments and Other Assets:
Nuclear decommissioning trust fund	291	307
Goodwill	831	831
Intangible assets	189	198
Regulatory assets	1,149	1,158
Other assets	701	685
Total investments and other assets	3,161	3,179
TOTAL ASSETS	$20,758	$20,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$823	$221
Short-term debt	1,617	1,472
Accounts and wages payable	443	687
Taxes accrued	88	84
Other current liabilities	539	438
Total current liabilities	3,510	2,902
Long-term Debt, Net	5,066	5,691
Preferred Stock of Subsidiary Subject to Mandatory Redemption	16	16
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,989	2,046
Accumulated deferred investment tax credits	106	109
Regulatory liabilities	1,328	1,240
Asset retirement obligations	569	562
Accrued pension and other postretirement benefits	856	839
Other deferred credits and liabilities	346	354
Total deferred credits and other liabilities	5,194	5,150
Preferred Stock of Subsidiaries Not Subject to Mandatory Redemption	195	195
Minority Interest in Consolidated Subsidiaries	23	22
Commitments and Contingencies (Notes 2, 8, 9, and 10)
Stockholders' Equity:
Common stock, $.01 par value, 400.0 shares authorized –
shares outstanding of 209.4 and 208.3, respectively	2	2
Other paid-in capital, principally premium on common stock	4,656	4,604
Retained earnings	2,115	2,110
Accumulated other comprehensive income (loss)	(19)	36
Total stockholders’ equity	6,754	6,752
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,758	$20,728

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$138	$123
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sales of emission allowances	(2)	(4)
Mark-to-market (gain) loss on derivatives	(16)	4
Depreciation and amortization	180	182
Amortization of nuclear fuel	11	9
Amortization of debt issuance costs and premium/discounts	5	5
Deferred income taxes and investment tax credits, net	23	(12)
Minority interest	8	7
Other	(1)	6
Changes in assets and liabilities:
Receivables	(78)	(193)
Materials and supplies	179	158
Accounts and wages payable	(106)	(81)
Taxes accrued	4	77
Assets, other	(25)	19
Liabilities, other	(16)	37
Pension and other postretirement benefit obligations	22	21
Net cash provided by operating activities	326	358
Cash Flows From Investing Activities:
Capital expenditures	(420)	(357)
Nuclear fuel expenditures	(102)	(23)
Purchases of securities – nuclear decommissioning trust fund	(89)	(47)
Sales of securities – nuclear decommissioning trust fund	86	43
Purchases of emission allowances	(2)	(5)
Sales of emission allowances	-	2
Other	-	1
Net cash used in investing activities	(527)	(386)
Cash Flows From Financing Activities:
Dividends on common stock	(133)	(131)
Short-term debt, net	145	341
Dividends paid to minority interest holder	(7)	(5)
Redemptions, repurchases, and maturities:
Long-term debt	(19)	(174)
Issuances:
Common stock	46	21
Net cash provided by financing activities	32	52
Net change in cash and cash equivalents	(169)	24
Cash and cash equivalents at beginning of year	355	137
Cash and cash equivalents at end of period	$186	$161

The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2008	2007
Operating Revenues:
Electric – excluding off-system	$490	$451
Electric – off-system	151	122
Gas	83	76
Other	-	1
Total operating revenues	724	650
Operating Expenses:
Fuel	147	125
Purchased power	53	40
Gas purchased for resale	55	49
Other operations and maintenance	217	224
Depreciation and amortization	81	87
Taxes other than income taxes	60	57
Total operating expenses	613	582
Operating Income	111	68
Other Income and Expenses:
Miscellaneous income	14	10
Miscellaneous expense	(2)	(2)
Total other income	12	8
Interest Charges	41	48
Income Before Income Taxes and Equity
in Income of Unconsolidated Investment	82	28
Income Taxes	29	9
Income Before Equity in Income
of Unconsolidated Investment	53	19
Equity in Income of Unconsolidated Investment,
Net of Taxes	11	14
Net Income	64	33
Preferred Stock Dividends	1	1
Net Income Available to Common Stockholder	$63	$32

The accompanying notes as they relate to UE are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$-	$185
Accounts receivable – trade (less allowance for doubtful
accounts of $8 and $6, respectively)	205	191
Unbilled revenue	102	118
Miscellaneous accounts and notes receivable	246	213
Advances to money pool	36	15
Accounts receivable – affiliates	17	90
Materials and supplies	302	301
Other current assets	85	50
Total current assets	993	1,163
Property and Plant, Net	8,339	8,189
Investments and Other Assets:
Nuclear decommissioning trust fund	291	307
Intangible assets	54	56
Regulatory assets	711	697
Other assets	374	491
Total investments and other assets	1,430	1,551
TOTAL ASSETS	$10,762	$10,903

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$381	$152
Short-term debt	208	82
Intercompany note payable – Ameren	122	-
Accounts and wages payable	135	315
Accounts payable – affiliates	75	212
Taxes accrued	49	78
Other current liabilities	204	209
Total current liabilities	1,174	1,048
Long-term Debt, Net	2,979	3,208
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,281	1,273
Accumulated deferred investment tax credits	84	85
Regulatory liabilities	883	865
Asset retirement obligations	482	476
Accrued pension and other postretirement benefits	303	297
Other deferred credits and liabilities	41	50
Total deferred credits and other liabilities	3,074	3,046
Commitments and Contingencies (Notes 2, 8, 9 and 10)
Stockholders' Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Preferred stock not subject to mandatory redemption	113	113
Other paid-in capital, principally premium on common stock	1,119	1,119
Retained earnings	1,799	1,855
Accumulated other comprehensive income (loss)	(7)	3
Total stockholders' equity	3,535	3,601
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,762	$10,903

The accompanying notes as they relate to UE are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$64	$33
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sales of emission allowances	(1)	(3)
Mark-to-market (gain) on derivatives	(12)	(2)
Depreciation and amortization	81	87
Amortization of nuclear fuel	11	9
Amortization of debt issuance costs and premium/discounts	1	1
Deferred income taxes and investment tax credits, net	15	9
Other	(4)	2
Changes in assets and liabilities:
Receivables	52	(50)
Materials and supplies	(1)	2
Accounts and wages payable	(252)	(188)
Taxes accrued	(29)	29
Assets, other	83	55
Liabilities, other	(50)	(41)
Pension and other postretirement benefit obligations	11	7
Net cash used in operating activities	(31)	(50)
Cash Flows From Investing Activities:
Capital expenditures	(197)	(200)
Nuclear fuel expenditures	(102)	(23)
Changes in money pool advances	(21)	4
Purchases of securities – nuclear decommissioning trust fund	(89)	(47)
Sales of securities – nuclear decommissioning trust fund	85	43
Sales of emission allowances	-	2
Net cash used in investing activities	(324)	(221)
Cash Flows From Financing Activities:
Dividends on common stock	(77)	(80)
Dividends on preferred stock	(1)	(1)
Short-term debt, net	126	214
Intercompany note payable – Ameren, net	122	137
Net cash provided by financing activities	170	270
Net change in cash and cash equivalents	(185)	(1)
Cash and cash equivalents at beginning of year	185	1
Cash and cash equivalents at end of period	$-	$-

The accompanying notes as they relate to UE are an integral part of these consolidated financial statements.

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2008	2007
Operating Revenues:
Electric	$180	$211
Gas	110	101
Other	-	2
Total operating revenues	290	314
Operating Expenses:
Purchased power	123	148
Gas purchased for resale	80	74
Other operations and maintenance	50	43
Depreciation and amortization	17	17
Taxes other than income taxes	12	9
Total operating expenses	282	291
Operating Income	8	23
Miscellaneous Income	3	3
Interest Charges	7	8
Income Before Income Taxes	4	18
Income Taxes	1	6
Net Income	3	12
Preferred Stock Dividends	1	1
Net Income Available to Common Stockholder	$2	$11

The accompanying notes as they relate to CIPS are an integral part of these financial statements.

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
BALANCE SHEET
(Unaudited) (In millions)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$18	$26
Accounts receivable – trade (less allowance for doubtful
accounts of $9 and $5, respectively)	101	62
Unbilled revenue	48	66
Accounts receivable – affiliates	24	9
Current portion of intercompany note receivable – Genco	39	39
Current portion of intercompany tax receivable – Genco	9	9
Materials and supplies	20	66
Other current assets	55	35
Total current assets	314	312
Property and Plant, Net	1,179	1,174
Investments and Other Assets:
Intercompany note receivable – Genco	87	87
Intercompany tax receivable – Genco	103	105
Regulatory assets	109	113
Other assets	54	69
Total investments and other assets	353	374
TOTAL ASSETS	$1,846	$1,860

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$50	$15
Short-term debt	85	125
Accounts and wages payable	36	44
Accounts payable – affiliates	15	19
Taxes accrued	14	8
Other current liabilities	63	47
Total current liabilities	263	258
Long-term Debt, Net	421	456
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes and investment tax credits, net	266	269
Regulatory liabilities	280	265
Accrued pension and other postretirement benefits	67	67
Other deferred credits and liabilities	30	28
Total deferred credits and other liabilities	643	629
Commitments and Contingencies (Notes 2, 8 and 9)
Stockholders' Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	-	-
Other paid-in capital	191	191
Preferred stock not subject to mandatory redemption	50	50
Retained earnings	278	276
Total stockholders' equity	519	517
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,846	$1,860

The accompanying notes as they relate to CIPS are an integral part of these financial statements.

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$3	$12
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	17	17
Deferred income taxes and investment tax credits, net	(5)	(2)
Other	-	(1)
Changes in assets and liabilities:
Receivables	(34)	(39)
Materials and supplies	46	38
Accounts and wages payable	(10)	(31)
Taxes accrued	6	4
Assets, other	21	9
Liabilities, other	9	3
Pension and other postretirement benefit obligations	2	-
Net cash provided by operating activities	55	10
Cash Flows From Investing Activities:
Capital expenditures	(22)	(20)
Changes in money pool advances	-	(14)
Net cash used in investing activities	(22)	(34)
Cash Flows From Financing Activities:
Dividends on preferred stock	(1)	(1)
Short-term debt, net	(40)	65
Net cash provided by (used in) financing activities	(41)	64
Net change in cash and cash equivalents	(8)	40
Cash and cash equivalents at beginning of year	26	6
Cash and cash equivalents at end of period	$18	$46

The accompanying notes as they relate to CIPS are an integral part of these financial statements.

AMEREN ENERGY GENERATING COMPANY
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2008	2007

Operating Revenues	$231	$243
Operating Expenses:
Fuel	88	81
Purchased power	-	21
Other operations and maintenance	40	34
Depreciation and amortization	16	18
Taxes other than income taxes	6	6
Total operating expenses	150	160
Operating Income	81	83
Miscellaneous Income	2	-
Interest Charges	9	14
Income Before Income Taxes	74	69
Income Taxes	28	26
Net Income	$46	$43

The accompanying notes as they relate to Genco are an integral part of these consolidated financial statements.

AMEREN ENERGY GENERATING COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except shares)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$2	$2
Accounts receivable – affiliates	107	93
Accounts receivable – trade	13	12
Materials and supplies	97	93
Other current assets	9	4
Total current assets	228	204
Property and Plant, Net	1,700	1,683
Intangible Assets	58	63
Other Assets	5	18
TOTAL ASSETS	$1,991	$1,968

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Short-term debt	$150	$100
Current portion of intercompany note payable – CIPS	39	39
Borrowings from money pool	9	54
Accounts and wages payable	39	61
Accounts payable – affiliates	45	57
Current portion of intercompany tax payable – CIPS	9	9
Taxes accrued	29	15
Other current liabilities	56	30
Total current liabilities	376	365
Long-term Debt, Net	474	474
Intercompany Note Payable – CIPS	87	87
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	163	161
Accumulated deferred investment tax credits	7	7
Intercompany tax payable – CIPS	103	105
Asset retirement obligations	48	47
Accrued pension and other postretirement benefits	32	32
Other deferred credits and liabilities	34	42
Total deferred credits and other liabilities	387	394
Commitments and Contingencies (Notes 2, 8 and 9)
Stockholder's Equity:
Common stock, no par value, 10,000 shares authorized – 2,000 shares outstanding	-	-
Other paid-in capital	503	503
Retained earnings	189	167
Accumulated other comprehensive loss	(25)	(22)
Total stockholder's equity	667	648
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$1,991	$1,968

The accompanying notes as they relate to Genco are an integral part of these consolidated financial statements.

AMEREN ENERGY GENERATING COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$46	$43
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sales of emission allowances	(1)	(1)
Mark-to-market (gain) loss on derivatives	(5)	-
Depreciation and amortization	23	26
Deferred income taxes and investment tax credits, net	8	2
Other	-	1
Changes in assets and liabilities:
Receivables	(9)	18
Materials and supplies	(4)	-
Accounts and wages payable	(8)	(42)
Taxes accrued, net	14	16
Assets, other	9	(2)
Liabilities, other	5	7
Pension and other postretirement benefit obligations	1	1
Net cash provided by operating activities	79	69
Cash Flows From Investing Activities:
Capital expenditures	(58)	(37)
Purchases of emission allowances	(2)	-
Net cash used in investing activities	(60)	(37)
Cash Flows From Financing Activities:
Dividends on common stock	(24)	(39)
Short-term debt, net	50	-
Changes in money pool borrowings	(45)	7
Net cash used in financing activities	(19)	(32)
Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of year	2	1
Cash and cash equivalents at end of period	$2	$1

The accompanying notes as they relate to Genco are an integral part of these consolidated financial statements.

CILCORP INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2008	2007
Operating Revenues:
Electric	$194	$180
Gas	151	135
Total operating revenues	345	315
Operating Expenses:
Fuel	28	23
Purchased power	78	76
Gas purchased for resale	115	103
Other operations and maintenance	45	40
Depreciation and amortization	23	21
Taxes other than income taxes	9	8
Total operating expenses	298	271
Operating Income	47	44
Other Income and Expenses:
Miscellaneous income	-	2
Miscellaneous expense	-	(1)
Total other income	-	1
Interest Charges	15	14
Income Before Income Taxes	32	31
Income Taxes	12	10
Net Income	$20	$21

The accompanying notes as they relate to CILCORP are an integral part of these consolidated financial statements.

CILCORP INC.
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except shares)

	March 31,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$42	$6
Accounts receivable – trade (less allowance for doubtful
accounts of $6 and $2, respectively)	88	52
Unbilled revenue	50	54
Accounts receivable – affiliates	58	47
Advances to money pool	2	2
Materials and supplies	61	110
Other current assets	43	40
Total current assets	344	311
Property and Plant, Net	1,517	1,494
Investments and Other Assets:
Goodwill	542	542
Intangible assets	40	41
Regulatory assets	30	32
Other assets	40	39
Total investments and other assets	652	654
TOTAL ASSETS	$2,513	$2,459

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term debt	$19	$-
Short-term debt	530	520
Borrowings from money pool, net	3	2
Accounts and wages payable	57	75
Accounts payable – affiliates	40	34
Taxes accrued	11	3
Other current liabilities	67	54
Total current liabilities	727	688
Long-term Debt, Net	517	537
Preferred Stock of Subsidiary Subject to Mandatory Redemption	16	16
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	185	193
Accumulated deferred investment tax credits	6	6
Regulatory liabilities	113	92
Accrued pension and other postretirement benefits	127	127
Other deferred credits and liabilities	69	66
Total deferred credits and other liabilities	500	484
Preferred Stock of Subsidiary Not Subject to Mandatory Redemption	19	19
Commitments and Contingencies (Notes 2, 8 and 9)
Stockholder's Equity:
Common stock, no par value, 10,000 shares authorized – 1,000 shares outstanding	-	-
Other paid-in capital	627	627
Retained earnings	78	58
Accumulated other comprehensive income	29	30
Total stockholder's equity	734	715
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$2,513	$2,459

The accompanying notes as they relate to CILCORP are an integral part of these consolidated financial statements.

CILCORP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$20	$21
Adjustments to reconcile net income to net cash
provided by operating activities:
Mark-to-market (gain) loss on derivatives	(1)	-
Depreciation and amortization	23	20
Deferred income taxes and investment tax credits	4	(2)
Other	-	(1)
Changes in assets and liabilities:
Receivables	(42)	(39)
Materials and supplies	49	48
Accounts and wages payable	24	(30)
Taxes accrued	8	2
Assets, other	7	11
Liabilities, other	13	10
Pension and postretirement benefit obligations	(2)	2
Net cash provided by operating activities	103	42
Cash Flows From Investing Activities:
Capital expenditures	(79)	(43)
Changes in money pool advances	-	42
Other	1	-
Net cash used in investing activities	(78)	(1)
Cash Flows From Financing Activities:
Short-term debt, net	10	74
Changes in money pool borrowings	-	31
Intercompany note payable – Ameren, net	1	(73)
Redemptions, repurchases, and maturities:
Long-term debt	-	(50)
Net cash provided by (used in) financing activities	11	(18)

Net change in cash and cash equivalents	36	23
Cash and cash equivalents at beginning of year	6	4
Cash and cash equivalents at end of period	$42	$27

The accompanying notes as they relate to CILCORP are an integral part of these consolidated financial statements.

CENTRAL ILLINOIS LIGHT COMPANY
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2008	2007
Operating Revenues:
Electric	$194	$180
Gas	151	135
Total operating revenues	345	315

Operating Expenses:
Fuel	27	22
Purchased power	78	76
Gas purchased for resale	115	103
Other operations and maintenance	48	41
Depreciation and amortization	20	18
Taxes other than income taxes	9	8
Total operating expenses	297	268
Operating Income	48	47
Other Income and Expenses:
Miscellaneous income	-	1
Miscellaneous expense	-	(1)
Total other income	-	-
Interest Charges	6	6
Income Before Income Taxes	42	41
Income Taxes	16	14
Net Income	$26	$27

The accompanying notes as they relate to CILCO are an integral part of these consolidated financial statements.

CENTRAL ILLINOIS LIGHT COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$42	$6
Accounts receivable – trade (less allowance for doubtful
accounts of $6 and $2, respectively)	88	52
Unbilled revenue	50	54
Accounts receivable – affiliates	55	45
Materials and supplies	61	110
Other current assets	42	27
Total current assets	338	294
Property and Plant, Net	1,516	1,492
Investments and Other Assets:
Intangible assets	1	1
Regulatory assets	30	32
Other assets	44	43
TOTAL ASSETS	$1,929	$1,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$19	$-
Short-term debt	355	345
Accounts and wages payable	57	75
Accounts payable – affiliates	40	34
Taxes accrued	17	3
Other current liabilities	50	45
Total current liabilities	538	502
Long-term Debt, Net	129	148
Preferred Stock Subject to Mandatory Redemption	16	16
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	155	155
Accumulated deferred investment tax credits	6	6
Regulatory liabilities	241	220
Accrued pension and other postretirement benefits	127	127
Other deferred credits and liabilities	69	66
Total deferred credits and other liabilities	598	574
Commitments and Contingencies (Notes 2, 8 and 9)
Stockholders' Equity:
Common stock, no par value, 20.0 shares authorized – 13.6 shares outstanding	-	-
Preferred stock not subject to mandatory redemption	19	19
Other paid-in capital	429	429
Retained earnings	198	172
Accumulated other comprehensive income	2	2
Total stockholders' equity	648	622
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,929	$1,862

The accompanying notes as they relate to CILCO are an integral part of these consolidated financial statements.

CENTRAL ILLINOIS LIGHT COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$26	$27
Adjustments to reconcile net income to net cash
provided by operating activities:
Mark-to-market (gain) loss on derivatives	(1)	-
Depreciation and amortization	20	19
Deferred income taxes and investment tax credits, net	3	(3)
Other	-	(1)
Changes in assets and liabilities:
Receivables	(41)	(35)
Materials and supplies	49	48
Accounts and wages payable	24	(17)
Taxes accrued	14	11
Assets, other	4	2
Liabilities, other	5	5
Pension and postretirement benefit obligations	1	2
Net cash provided by operating activities	104	58
Cash Flows From Investing Activities:
Capital expenditures	(79)	(43)
Changes in money pool advances	-	42
Other	1	-
Net cash used in investing activities	(78)	(1)
Cash Flows From Financing Activities:
Short-term debt, net	10	(30)
Changes in money pool borrowings	-	31
Redemptions, repurchases, and maturities:
Long-term debt	-	(50)
Capital contribution from parent	-	14
Net cash provided by (used in) financing activities	10	(35)
Net change in cash and cash equivalents	36	22
Cash and cash equivalents at beginning of year	6	3
Cash and cash equivalents at end of period	$42	$25

The accompanying notes as they relate to CILCO are an integral part of these consolidated financial statements.

ILLINOIS POWER COMPANY
CONSOLIDATED STATEMENT OF INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2008	2007
Operating Revenues:
Electric	$238	$272
Gas	264	241
Other	1	2
Total operating revenues	503	515

Operating Expenses:
Purchased power	153	185
Gas purchased for resale	205	185
Other operations and maintenance	66	54
Depreciation and amortization	25	26
Amortization of regulatory assets	4	4
Taxes other than income taxes	23	21
Total operating expenses	476	475

Operating Income	27	40

Other Income and Expenses:
Miscellaneous income	3	2
Miscellaneous expense	(1)	(1)
Total other income	2	1

Interest Charges	24	16

Income Before Income Taxes	5	25

Income Taxes	2	10

Net Income	3	15

Preferred Stock Dividends	1	1

Net Income Available to Common Stockholder	$2	$14

The accompanying notes as they relate to IP are an integral part of these consolidated financial statements.

ILLINOIS POWER COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$1	$6
Accounts receivable - trade (less allowance for doubtful
accounts of $16 and $9, respectively)	208	137
Unbilled revenue	78	118
Accounts receivable – affiliates	11	17
Materials and supplies	47	134
Other current assets	74	38
Total current assets	419	450
Property and Plant, Net	2,230	2,220
Investments and Other Assets:
Investment in IP SPT	11	10
Goodwill	214	214
Other assets	117	109
Regulatory assets	298	316
Total investments and other assets	640	649
TOTAL ASSETS	$3,289	$3,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$337	$-
Current maturities of long-term debt payable to IP SPT	36	54
Short-term debt	150	175
Accounts and wages payable	74	85
Accounts payable – affiliates	28	36
Taxes accrued	10	7
Other current liabilities	90	80
Total current liabilities	725	437
Long-term Debt, Net	675	1,014
Long-term Debt Payable to IP SPT	-	2
Deferred Credits and Other Liabilities:
Regulatory liabilities	166	129
Accrued pension and other postretirement benefits	192	189
Accumulated deferred income taxes	141	148
Other deferred credits and liabilities	96	92
Total deferred credits and other liabilities	595	558
Commitments and Contingencies (Notes 2, 8 and 9)
Stockholders’ Equity:
Common stock, no par value, 100.0 shares authorized – 23.0 shares outstanding	-	-
Other paid-in-capital	1,194	1,194
Preferred stock not subject to mandatory redemption	46	46
Retained earnings	50	64
Accumulated other comprehensive income	4	4
Total stockholders’ equity	1,294	1,308
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,289	$3,319

The accompanying notes as they relate to IP are an integral part of these consolidated financial statements.

ILLINOIS POWER COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$3	$15
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	26	22
Amortization of debt issuance costs and premium/discounts	2	2
Deferred income taxes	2	5
Other	(1)	-
Changes in assets and liabilities:
Receivables	(25)	(40)
Materials and supplies	87	70
Accounts and wages payable	(15)	(38)
Assets, other	(16)	17
Liabilities, other	24	3
Pension and other postretirement benefit obligations	2	2
Net cash provided by operating activities	89	58

Cash Flows From Investing Activities:
Capital expenditures	(33)	(46)
Changes in money pool advances	-	(16)
Other	(1)	-
Net cash used in investing activities	(34)	(62)

Cash Flows From Financing Activities:
Dividends on common stock	(15)	-
Dividends on preferred stock	(1)	(1)
Short-term debt, net	(25)	115
Changes in money pool borrowings, net	-	(43)
IP SPT maturities	(21)	(22)
Overfunding of TFNs	2	(2)
Net cash provided by (used in) financing activities	(60)	47
Net change in cash and cash equivalents	(5)	43
Cash and cash equivalents at beginning of year	6	-
Cash and cash equivalents at end of period	$1	$43

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
March 31, 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Ameren, headquartered in St. Louis, Missouri, is a public utility holding company under PUHCA 2005, administered by FERC. Ameren’s primary assets are the common stock of its subsidiaries. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets and liabilities. These subsidiaries operate rate-regulated electric generation, transmission and distribution businesses, rate-regulated natural gas transmission and distribution businesses, and non-rate-regulated electric generation businesses in Missouri and Illinois. Dividends on Ameren’s common stock depend on distributions made to it by its subsidiaries. Ameren’s principal subsidiaries are listed below. Also see the Glossary of Terms and Abbreviations at the front of this report.

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
•
CILCO, or Central Illinois Light Company, also known as AmerenCILCO, is a subsidiary of CILCORP (a holding company). It operates a rate-regulated electric transmission and distribution business, a non-rate-regulated electric generation business (through its subsidiary, AERG) and a rate-regulated natural gas transmission and distribution business, in Illinois.

•	IP, or Illinois Power Company, also known as AmerenIP, operates a rate-regulated electric and natural gas transmission and distribution business in Illinois.

Ameren has various other subsidiaries responsible for the short- and long-term marketing of power, procurement of fuel, management of commodity risks, and provision of other shared services. Ameren has an 80% ownership interest in EEI, which until February 29, 2008, was held 40% by UE and 40% by Development Company. Ameren consolidates EEI for financial reporting purposes, while UE reported EEI under the equity method until February 29, 2008. Effective February 29, 2008, UE’s and Development Company’s ownership interests in EEI were transferred to Resources Company through an internal reorganization. UE’s interest in EEI was transferred at book value indirectly through a dividend to Ameren. See Note 8 – Related Party Transactions for additional information.

The following table presents summarized financial information of EEI for the three months ended March 31, 2008 and 2007.

	Three Months
	2008	2007
Operating revenues	$110	$97
Operating income	64	54
Net income	39	34

The financial statements of Ameren, Genco, CILCORP and CILCO are prepared on a consolidated basis. CIPS has no subsidiaries and therefore is not consolidated. UE had a subsidiary in 2007 (Union Electric Development Corporation) but in January 2008, this subsidiary was transferred to Ameren in the form of a stock dividend and in March 2008 was merged into an Ameren nonregistrant subsidiary. Accordingly, UE’s financial statements were prepared on a consolidated basis for 2007 only. IP had a subsidiary in 2007 (Illinois Gas Supply Company) that was dissolved at December 31, 2007. Accordingly, IP’s financial statements were prepared on a consolidated basis for 2007 only.

Our accounting policies conform to GAAP. Our financial statements reflect all adjustments (which include normal, recurring adjustments) necessary, in our opinion, for a fair presentation of our results. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The results of operations of an interim period may not give a true indication of results that may be expected for a full year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. All UE, CIPS, CILCORP, CILCO and IP financial information as of and for the three months ended March 31, 2007, included in this quarterly report reflects the correction of an error. During the third quarter of 2007, we identified and corrected a misallocation of first quarter 2007 purchased power expense among Ameren subsidiaries. The error resulted in an understatement of UE purchased power expense of approximately $7 million and an overstatement of CIPS, CILCORP, CILCO and IP purchased power expense of approximately $2 million, $1 million, $1 million, and $4 million, respectively, during the three months ended March 31, 2007. The error resulted in an overstatement of UE net income of  $5 million, and an understatement of CIPS, CILCORP, CILCO and IP net income of approximately $1 million, $1 million,  $1 million, and $3 million, respectively, during the three months ended March 31, 2007. The error did not have a significant impact on previously reported subsidiary balance sheets or statements of cash flows, and the error had no impact on Ameren’s previously reported consolidated financial position, results of operations or cash flows.

Earnings Per Share

There were no material differences between Ameren’s basic and diluted earnings per share amounts for the three months ended March 31, 2008 and 2007. The number of stock options, restricted stock shares, and performance share units outstanding was immaterial.

Long-term Incentive Plan of 1998 and 2006 Omnibus Incentive Compensation Plan

A summary of nonvested shares as of March 31, 2008, under the Long-term Incentive Plan of 1998, as amended, and the 2006 Omnibus Incentive Compensation Plan (2006 Plan) is presented below:

	Performance Share Units		Restricted Shares
	Shares	Weighted-average Fair Value Per Unit	Shares	Weighted-average Fair Value Per Share
Nonvested at January 1, 2008	669,403	$57.88	316,768	$46.23
Granted(a)	495,847	47.57	-	-
Dividends	-	-	2,900	43.71
Forfeitures	-	-	(3,543)	47.11
Vested(b)	(40,575)	53.48	(113,640)	44.05
Nonvested at March 31, 2008	1,124,675	$53.50	202,485	$47.46

(a)	Includes performance share units (share units) granted to certain executive and non-executive officers and other eligible employees in February 2008 under the 2006 Plan.
(b)
Share units vested due to attainment of retirement eligibility by certain employees. Actual shares issued for retirement-eligible employees will vary depending on actual performance over the three-year measurement period.

The fair value of each share unit awarded in February 2008 under the 2006 Plan was determined to be $47.57 based on Ameren’s closing common share price of $44.30 per share at the grant date and lattice simulations used to estimate expected share payout based on Ameren’s attainment of certain financial measures relative to the designated peer group. The significant assumptions used to calculate fair value also included a three-year risk-free rate of 2.264%, dividend yields of 2.3% to 5.4% for the peer group, volatility of 14.43% to 21.51% for the peer group, and Ameren’s maintenance of its $2.54 annual dividend over the performance period.

Ameren recorded compensation expense of $7 million and $5 million for the quarter ended March 31, 2008 and 2007, respectively, and a related tax benefit of $3 million and $2 million for the quarter ended March 31, 2008 and 2007, respectively. As of March 31, 2008, total compensation cost of $35 million related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 25 months.

Accounting Changes and Other Matters

SFAS No. 157, Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands required disclosures about fair value measurements. See Note 7 – Fair Value Measurements for additional information on our adoption of SFAS No. 157 in the first quarter of 2008.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS No. 115

In February 2007, the FASB issued SFAS No. 159, which permits companies to choose to measure at fair value many financial instruments and certain assets and liabilities that are not currently required to be measured at fair value on an instrument-by-instrument basis. Entities electing the fair value option were required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 was effective as of the beginning of our 2008 fiscal year. We did not elect the fair value option for any of our eligible financial instruments or other items.

FSP FIN 39-1, Amendment of FASB Interpretation No. 39

In April 2007, the FASB issued FSP FIN 39-1, effective for us as of the beginning of our 2008 fiscal year. FSP FIN 39-1 permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a liability) against fair value amounts recognized for derivative instruments that are executed with the same counterparty under the same master netting arrangement. We did not elect to adopt FSP FIN 39-1 for any of our eligible financial instruments or other items.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133

In March 2008, the FASB issued SFAS No. 161, which requires enhanced disclosures for derivative instruments and for hedging activities. SFAS No. 161 is intended to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance and cash flows. SFAS No. 161 will be effective in the first quarter of 2009. The adoption of SFAS No. 161 will not have a material impact on our results of operations, financial position or liquidity since it only provides enhanced disclosure requirements.

Goodwill and Intangible Assets

Goodwill. Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. We evaluate goodwill for impairment in the fourth quarter of each year, or more frequently if events and circumstances indicate that the asset might be impaired. Ameren’s and IP’s goodwill relates to the acquisitions of IP and an additional 20% ownership interest in EEI in 2004, and Ameren’s and CILCORP’s goodwill relates to the acquisitions of CILCORP and Medina Valley in 2003. For the period from January 1, 2008 to March 31, 2008, there were no changes in the carrying amount of goodwill.

Intangible Assets. Ameren’s, UE’s, Genco’s, CILCORP’s and CILCO’s intangible assets consisted of the following:

	Ameren(a)	UE	Genco	CILCORP(b)	CILCO
March 31, 2008
Emission allowances(c)	$ 189	$ 54	$ 58	$ 40	$ 1

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	Includes fair market value adjustments recorded in connection with Ameren’s acquisition of CILCORP.
(c)	Emission allowances consist of various individual emission allowance certificates and do not have expiration dates. Emission allowances are charged to fuel expense as they are used in operations.

The following table presents the net book value of emission allowances consumed or (sold) for Ameren, UE, Genco, CILCORP and CILCO during the three months ended March 31, 2008 and 2007.

	Three Months
	2008	2007
Ameren(a)	$7	$7
UE	(1)	(3)
Genco	7	7
CILCORP(b)	-	2
CILCO	-	1

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	Includes allowances consumed that were recorded through purchase accounting.

Excise Taxes

Excise taxes imposed on us are reflected on Missouri electric, Missouri gas, and Illinois gas customer bills. They are recorded gross in Operating Revenues and Taxes Other than Income Taxes on the statement of income. Excise taxes reflected on Illinois electric customer bills are imposed on the consumer and are therefore not included in revenues and expenses. They are recorded as tax collections payable and included in Taxes Accrued. The following table presents excise taxes recorded in Operating Revenues and Taxes Other than Income Taxes for the three months ended March 31, 2008 and 2007:

	Three Months
	2008	2007
Ameren	$49	$42
UE	25	23
CIPS	6	5
CILCORP	5	4
CILCO	5	4
IP	13	11

Uncertain Tax Positions

In the first quarter of 2008, Ameren settled the Internal Revenue Service’s examination of the 2002 through 2004 federal income tax returns. The settlement resulted in decreases to unrecognized tax benefits of $19 million,  $9 million, less than $1 million, $9 million, $1 million, $1 million and less than $1 million for Ameren, UE, CIPS, Genco, CILCORP, CILCO and IP, respectively. The settlement did not have a material effect on the results of operations of the Ameren Companies. The amount of unrecognized tax benefits as of March 31, 2008, was $102 million, $15 million, less than $1 million, $34 million, $19 million, $19 million and less than $1 million for Ameren, UE, CIPS, Genco, CILCORP, CILCO and IP, respectively.

Ameren is currently under federal income tax return examination for years 2005 and 2006. State income tax returns are generally subject to examination for a period of three years after filing of the return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

It is reasonably possible that events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits to increase or decrease; however, Ameren does not believe such increases or decreases would be material to its financial condition or results of operations.

Asset Retirement Obligations

AROs at Ameren and UE increased compared to December 31, 2007, to reflect the accretion of obligations to their fair values.

NOTE 2 – RATE AND REGULATORY MATTERS

Below is a summary of significant regulatory proceedings and related lawsuits. We are unable to predict the ultimate outcome of these matters, the timing of the final decisions of the various agencies and courts, or the impact on our results of operations, financial position, or liquidity.

Missouri

Electric

UE filed a request with the MoPSC in April 2008 to increase its annual revenues for electric service by $251 million. The electric rate increase request proposes an average increase in electric rates of 12.1% and is based on a 10.9% return on equity, a capital structure composed of 51% common equity, a rate base of $5.9 billion and a test year ended March 31, 2008, with updates for known and measurable changes through June 30, 2008. In the filing, UE has also requested that the MoPSC approve implementation of a fuel and purchased power cost recovery mechanism.

 The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, and a decision by the MoPSC in such proceeding is required by March 2009. UE cannot predict the level of any electric service rate change the MoPSC may approve, when any rate change may go into effect, whether the fuel and purchased power cost recovery mechanism will be approved, or whether any rate increase that may eventually be approved will be sufficient for UE to recover its costs and earn a reasonable return on its investments when the increase goes into effect.

January 2007 Ice Storm Cost Recovery

UE submitted a filing to the MoPSC in November 2007 requesting that operations and maintenance expenses UE incurred as a result of a severe ice storm in January 2007 be deferred as a regulatory asset and, if approved, be amortized over five years beginning with the effective date of electric rates approved in UE’s next rate proceeding. UE incurred $25 million of operations and maintenance expenses in the first quarter of 2007 as a result of the January storm. In January 2008, the MoPSC staff recommended that the MoPSC grant UE’s request with the amortization to commence on January 15, 2007. On April 30, 2008, the MoPSC issued an accounting order that will give UE the ability to seek direct recovery of, and record as a regulatory asset, all or a portion of these storm costs. The appropriate amount to be amortized and the start date of the amortization will be decided in UE’s rate case filed in April 2008. We are currently evaluating this order.  UE may record a regulatory asset in the second quarter of 2008 representing the minimum amount of its storm costs that it expects to recover as a result of this order.

Illinois

Electric and Natural Gas Delivery Service Rate Cases

CIPS, CILCO and IP filed requests with the ICC in November 2007 to increase their annual revenues for electric delivery service by $180 million in the aggregate (CIPS - $31 million, CILCO - $10 million and IP - $139 million). The Ameren Illinois Utilities pledged in 2007 to keep the overall residential electric bill increase to less than 10% for each utility in their next rate filings. These filings are consistent with that pledge. Accordingly, the requested rate increase for IP residential customers is to be capped at the 10% increase level in the first year of the increase, even if the final authorized rate increase exceeds that amount. This rate increase limit could result in approximately $30 million of the requested increase not being phased in until the second year. The amount of CIPS’ and CILCO’s requested increases did not require inclusion of similar limits, as they were within the scope of the pledge. The electric rate increase requests are based on an 11% return on equity, a capital structure composed of 51% to 53% equity, an aggregate rate base for the Ameren Illinois Utilities of $2.1 billion and a test year ended December 31, 2006, with certain prospective updates.

CIPS, CILCO and IP filed requests with the ICC in November 2007 to increase their annual revenues for natural gas delivery service by $67 million in the aggregate (CIPS - $15 million increase, CILCO - $4 million decrease and IP - $56 million increase). The natural gas rate change requests are based on an 11% return on equity, a capital structure composed of 51% to 53% equity, an aggregate rate base for the Ameren Illinois Utilities of $0.9 billion and a test year ended December 31, 2006, with certain prospective updates.

In their filings, the Ameren Illinois Utilities have also requested that the ICC approve implementation of mechanisms that would permit the reconciliation and adjustment of actual bad debt expenses to those established in rates set by the ICC for electric and gas customers. The filings also seek a more timely recovery of investments in existing electric distribution plant. Because general rate adjustment proceedings require up to 11 months in Illinois, these mechanisms would allow current revenues to better match current costs. In addition, the Ameren Illinois Utilities are seeking approval of a revenue decoupling rate adjustment mechanism as a part of their natural gas delivery service rate change requests. This mechanism would separate each utility’s fixed cost recovery from the volume of gas it sells by providing a periodic true-up of revenues. The periodic true-up would result in adjustments to a utility’s ICC-approved tariffs based on increases or decreases in demand for natural gas.

In March 2008, the ICC staff filed direct testimony in response to the Ameren Illinois Utilities electric and natural gas delivery service rate increase filings. The ICC staff recommended in their testimony a net increase in revenues for electric delivery service for the Ameren Illinois Utilities of $38 million in the aggregate (CIPS - $2 million decrease, CILCO - $12 million decrease, and IP - $52 million increase) and a net increase in revenues for natural gas delivery service of $9 million in the aggregate (CIPS - $3 million increase, CILCO - $14 million decrease, and IP - $20 million increase). The ICC staff in their direct testimony also opposed the Ameren Illinois Utilities’ requests to implement cost recovery mechanisms for bad debt expenses and electric infrastructure investments that are being proposed to reduce regulatory lag. In their direct testimony, the ICC staff offered limited support for the Ameren Illinois Utilities’ request to implement a rate adjustment mechanism for the decoupling of natural gas revenues from sales volumes. Other parties also made recommendations through direct testimony in the rate cases.

In April 2008, the Ameren Illinois Utilities revised their revenue requirement requests in rebuttal testimony filed with the ICC. CIPS, CILCO and IP revised their requests to an increase in annual revenues for electric delivery service of $163 million in the aggregate (CIPS - $28 million, CILCO - $4 million, and IP - $131 million) and an increase in annual revenues for natural gas delivery service of $57 million in the aggregate (CIPS - $11 million increase, CILCO - $4 million decrease, and IP - $50 million increase). The Ameren Illinois Utilities revised their requested annual revenues for electric and natural gas delivery service because they accepted some of the positions proposed by the ICC staff and intervenors. The Ameren Illinois Utilities also withdrew their requests to implement a cost recovery mechanism for bad debt expense as a part of their rebuttal testimony.

The ICC proceedings relating to the proposed electric and natural gas delivery service rate changes will take place over a period of up to 11 months, and decisions by the ICC in such proceedings are required by the end of September 2008. The Ameren Illinois Utilities cannot predict the level of any delivery service rate change the ICC may approve, when any rate change may go into effect, whether any rate adjustment mechanism will be approved, or whether any rate increase that may eventually be approved will be sufficient for the Ameren Illinois Utilities to recover their costs and earn a reasonable return on their investments when the increase goes into effect.

Illinois Electric Settlement Agreement

In 2007, an agreement was reached among key stakeholders in Illinois to avoid rate rollback and freeze legislation and legislation that would impose a tax on electric generation and to address the increase in electric rates and the future power procurement process in Illinois. The terms of the agreement include a comprehensive rate relief and customer assistance program. The Illinois electric settlement agreement provides approximately $1 billion of funding for rate relief for certain electric customers in Illinois, including approximately $488 million to customers of the Ameren Illinois Utilities. Pursuant to the Illinois electric settlement agreement, the Ameren Illinois Utilities, Genco and AERG agreed to make aggregate contributions of $150 million over a four-year period, with $60 million coming from the Ameren Illinois Utilities (CIPS - $21 million; CILCO - $11 million; IP - $28 million), $62 million from Genco, and $28 million from AERG. See Note 9 – Commitments and Contingencies for information on the remaining contributions to be made as of March 31, 2008.

The Ameren Illinois Utilities, Genco and CILCO (AERG) will recognize in their financial statements the costs of their respective rate relief contributions and program funding in a manner corresponding with the timing of the funding. Ameren, CIPS, CILCO (Illinois Regulated), IP, Genco, and CILCO (AERG) incurred charges to earnings, primarily recorded as a reduction to electric operating revenues, of $11 million,  $2 million, $1 million, $2 million, $4 million, and $2 million, respectively, under the terms of the Illinois electric settlement agreement during the quarter ended March 31, 2008.

Other electric generators and utilities in Illinois agreed to contribute $851 million to the comprehensive rate relief and customer assistance program. Contributions by the other electric generators (the Generators) and utilities to the comprehensive program are subject to funding agreements. Under these agreements, at the end of each month, the Ameren Illinois Utilities send a bill, due in 30 days, to the Generators and utilities for their proportionate share of that month’s rate relief and assistance. If any escrow funds have been provided by the Generators, these funds will be drawn prior to seeking reimbursement from the Generators. At March 31, 2008, Ameren, CIPS, CILCO (Illinois Regulated) and IP had receivable balances from nonaffiliated Illinois generators for reimbursement of customer rate relief and program funding of $15 million, $5 million, $3 million and $7 million, respectively.

In early 2008, the Ameren Illinois Utilities contracted for most of their remaining power and energy requirements for the period June 1, 2008 through May 31, 2009 through request-for-proposal processes, which were approved by the ICC in March and April 2008. See Note 9 – Commitments and Contingencies for additional information.

Redesigned Rates

In late 2007, the ICC issued an order, as amended, authorizing redesigned electric rates for CIPS, CILCO and IP that was implemented January 1, 2008. These rates were designed to allow utilities to recover their full costs while reducing seasonal fluctuations for residential customers who use large amounts of electricity. The redesigned rates will not change total annual revenue collected by the Ameren Illinois Utilities in 2008 or in subsequent years.

Federal

Regional Transmission Organization

UE, CIPS, CILCO and IP are transmission-owning members of MISO, which is a FERC-regulated RTO that provides transmission tariff administration services for electric transmission systems. In early 2004, UE received authorization from the MoPSC to participate in MISO for a five-year period, with further participation subject to approvals by the MoPSC. The MoPSC required UE to file a study evaluating the costs and benefits of its participation in MISO prior to the end of the five-year period. The MoPSC also directed UE to enter into a service agreement for MISO to provide transmission service to UE’s bundled retail customers. The service agreement’s primary function was to ensure that the MoPSC continued to set the transmission component of UE’s rates to serve its bundled retail load. In particular, the service agreement provided that UE would not pay MISO for transmission service to UE’s bundled retail customers. FERC approved the service agreement in the form that was acceptable to the MoPSC.

Due to recent changes to MISO’s allocation of transmission revenues to transmission owners, UE believed it should receive incremental annual transmission revenues of $60 million as of February 2008 based on its service agreement with MISO. Numerous transmission owners in MISO, along with MISO itself as the tariff administrator, filed with FERC in December 2007 requesting changes to the MISO tariff to prevent UE from collecting these additional transmission revenues. In December 2007, UE filed a protest to these proposed MISO tariff changes as unauthorized and improper in light of the MoPSC’s requirement for the service agreement between UE and MISO discussed above. In February 2008, FERC issued an order accepting the MISO tariff changes proposed by MISO and transmission owners in MISO. In March 2008, UE filed a request with FERC for a rehearing of its order. UE is unable to predict if or when FERC may issue a further order in this proceeding.

In a separate proceeding filed with FERC in March 2008, UE joined the other MISO transmission owners (including CIPS, CILCO and IP) and the MISO in proposing a mechanism to implement the tariff changes approved in the February 2008 order. In joining this proposal, UE preserved its right to continue to pursue its arguments in the underlying proceeding, including UE’s pending request for rehearing.

As required by the MoPSC, UE filed a study in November 2007 with the MoPSC evaluating the costs and benefits of UE’s participation in MISO. UE’s filing noted that there were a number of uncertainties associated with the cost-benefit study, including issues associated with the UE-MISO service agreement discussed above. If some of these uncertainties are ultimately resolved in a manner adverse to UE, it could call into question whether it is cost-effective for UE to remain in MISO.  UE has advised MISO of its intent to withdraw from MISO as of December 31, 2008, in order to preserve the option to withdraw based on the outcome of the pending MoPSC proceeding. It is uncertain when or how the MoPSC will rule on UE’s MISO cost-benefit study or, if UE were to withdraw from MISO, what the effect of such a withdrawal would be on UE.

UE Power Purchase Agreement with Entergy Arkansas, Inc.

In July 2007, as a consequence of a series of orders issued by FERC addressing a complaint filed by the Louisiana Public Service Commission against Entergy Arkansas, Inc. (Entergy) and certain of its affiliates, which alleged unjust and unreasonable cost allocations, Entergy commenced billing UE for additional charges under a 165-megawatt power purchase agreement. Additional charges are expected to continue during the remainder of the term of the power purchase agreement, which expires effective August 25, 2009. Although UE was not a party to the FERC proceedings that gave rise to these additional charges, UE intervened in August 2007 in a related FERC proceeding and filed a complaint with the FERC against Entergy and Entergy Services, Inc. in April 2008 to challenge the additional charges. UE is unable to predict whether FERC will grant any relief.

NOTE 3 – CREDIT FACILITIES AND LIQUIDITY

The liquidity needs of the Ameren Companies are typically supported through the use of available cash, drawings under $2.15 billion of committed bank credit facilities, and commercial paper issuances.

The following table summarizes the borrowing activity and relevant interest rates as of March 31, 2008, under the $1.15 billion credit facility and the 2007 and 2006 $500 million credit facilities:

$1.15 Billion Credit Facility	Ameren (Parent)	UE	Genco	Total
March 31, 2008:
Average daily borrowings outstanding during 2008	$530	$127	$118	$775
Outstanding short-term debt at period end	550	208 (a)	150	908 (a)
Weighted-average interest rate during 2008	4.41%	3.79%	4.18%	4.27%
Peak short-term borrowings during 2008	$675	$283	$150	$983
Peak interest rate during 2008	7.25%	5.65%	5.53%	7.25%

(a)	Includes issuances under a commercial paper program of $58 million at UE supported by this facility as of March 31, 2008.

2007 $500 Million Credit Facility	CIPS	CILCORP (Parent)	CILCO (Parent)	IP	AERG	Total
March 31, 2008:
Average daily borrowings outstanding during 2008	$-	$125	$58	$179	$82	$444
Outstanding short-term debt at period end	-	125	75	150	100	450
Weighted-average interest rate during 2008	-	5.35%	5.02%	4.99%	4.82%	5.06%
Peak short-term borrowings during 2008	$-	$125	$75	$200	$100	$490
Peak interest rate during 2008	-	6.66%	6.47%	6.15%	6.22%	6.66%
2006 $500 Million Credit Facility
March 31, 2008:
Average daily borrowings outstanding during 2008	$106	$50	$18	$6	$186	$366
Outstanding short-term debt at period end	85	50	-	-	180	315
Weighted-average interest rate during 2008	4.91%	5.36%	5.29%	6.50%	4.96%	5.03%
Peak short-term borrowings during 2008	$135	$50	$40	$100	$190	$465
Peak interest rate during 2008	6.31%	7.01%	5.98%	6.50%	7.01%	7.01%

At March 31, 2008, Ameren and certain of its subsidiaries had $2.15 billion of committed credit facilities, consisting of the three facilities shown above, in the amounts of $1.15 billion, $500 million and $500 million maturing in July 2010, January 2010 and January 2010, respectively. Under the $1.15 billion facility, the termination date for UE and Genco is July 10, 2008, subject to an annual 364-day renewal provision in the facility.

Access to the $1.15 billion credit facility, the 2007 $500 million credit facility and the 2006 $500 million credit facility for the Ameren Companies and AERG is subject to reduction as borrowings are made by affiliates. Ameren and UE are currently limited in their access to the commercial paper market as a result of downgrades in their short-term credit ratings.

Indebtedness Provisions and Other Covenants

The information below presents a summary of the Ameren Companies’ and AERG’s compliance with indebtedness provisions and other covenants. See Note 4 – Credit Facilities and Liquidity in the Form 10-K, for a detailed description of those provisions.

The Ameren Companies’ bank credit facilities contain provisions that, among other things, place restrictions on the ability to incur liens, sell assets, and merge with other entities. The $1.15 billion credit facility contains provisions that limit total indebtedness of each of Ameren, UE and Genco to 65% of total consolidated capitalization pursuant to a calculation defined in the facility. Exceeding these debt levels would result in a default under the $1.15 billion credit facility.

The $1.15 billion credit facility also contains provisions for default, including cross defaults, with respect to a borrower. Defaults can result from an event of default under any other facility covering indebtedness of that borrower or certain of its subsidiaries in excess of $50 million in the aggregate. The obligations of Ameren, UE and Genco under the facility are several and not joint, and except under limited circumstances, the obligations of UE and Genco are not guaranteed by Ameren or any other subsidiary. CIPS, CILCORP, CILCO, AERG and IP are not considered subsidiaries for purposes of the cross-default or other provisions.

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

Both the 2007 $500 million credit facility and the 2006 $500 million credit facility entered into by CIPS, CILCORP, CILCO, IP and AERG, limit the indebtedness of each borrower to 65% of consolidated total capitalization pursuant to a calculation set forth in the facilities. Events of default under these facilities apply separately to each borrower (and, except in the case of CILCORP, to their subsidiaries), and an event of default under these facilities does not constitute an event of default under the $1.15 billion credit facility and vice versa. In addition, the 2007 $500 million credit facility and 2006 $500 million credit facility limit CIPS, CILCORP, CILCO and IP to common and preferred stock dividend payments of $10 million per year each if CIPS’, CILCO’s or IP’s senior secured long-term debt securities or first mortgage bonds, or CILCORP’s senior unsecured long-term debt securities, have received a below investment-grade credit rating from either Moody’s or S&P. With respect to AERG, which currently is not rated by Moody's or S&P, the common and preferred stock dividend restriction will not apply if its ratio of consolidated total debt to consolidated operating cash flow, pursuant to a calculation defined in the facilities, is less than or equal to 3.0 to 1.0. CILCORP’s senior unsecured long-term debt credit rating from Moody’s is below investment-grade, causing it to be subject to this dividend payment limitation. As of March 31, 2008, AERG was in compliance with the debt-to-operating cash flow ratio test in the 2007 and 2006 credit facilities. CIPS, CILCO and IP are not currently limited in their dividend payments by this provision of the 2007 $500 million or 2006 $500 million credit facilities. Ameren’s access to dividends from CILCO and AERG would be limited by dividend restrictions at CILCORP.

The 2007 $500 million credit facility and the 2006 $500 million credit facility also limit the amount of other secured indebtedness issuable by each borrower thereunder. For CIPS, CILCO and IP, other secured debt is limited to that permitted under their respective mortgage indentures. For CILCORP, other debt secured by the pledge of CILCO common stock is limited (a) under the 2007 $500 million credit facility to $425 million (including the principal amount of CILCORP’s outstanding senior notes and senior bonds, but excluding amounts drawn under the 2006 $500 million credit facility) and (b) under the 2006 $500 million credit facility to $550 million (including the principal amount of CILCORP’s outstanding senior notes and senior bonds and amounts drawn on the 2007 $500 million credit facility). For AERG, other debt secured on an equal basis with its obligations under the facilities is limited to $100 million by the 2007 $500 million credit facility (excluding amounts drawn by AERG under the 2006 $500 million credit facility) and $200 million by the 2006 $500 million credit facility. The limitations on other secured debt at CILCORP and AERG in the 2007 $500 million credit facility are subject to adjustment based on the borrowing sublimits of these entities under this facility or under the 2006 $500 million credit facility. In addition, the 2007 $500 million credit facility and the 2006 $500 million credit facility prohibit CILCO from issuing any preferred stock if, after giving effect to such issuance, the aggregate liquidation value of all CILCO preferred stock issued after February 9, 2007 and July 14, 2006, respectively, would exceed $50 million.

Under the 2007 $500 million and 2006 $500 million credit facilities, each of CIPS, CILCO and IP had been required to reserve future bonding capacity under their respective mortgage indentures (that is, they agreed to forego the issuance of additional mortgage bonds otherwise permitted under the terms of each mortgage indenture). On March 26, 2008, CIPS, CILCO and IP and other parties to the credit facilities entered into amendments to the credit facilities, which eliminated this requirement.

As of March 31, 2008, the ratios of total indebtedness to total consolidated capitalization, calculated in accordance with the provisions of the $1.15 billion credit facility, for Ameren, UE and Genco was 53%, 49% and 46%, respectively. The ratios for CIPS, CILCORP, CILCO, IP and AERG, calculated in accordance with the provisions of the 2007 $500 million credit facility and 2006 $500 million credit facility, were 53%, 57%, 44%, 48% and 43%, respectively.

None of Ameren’s credit facilities or financing arrangements contain credit rating triggers that would cause an event of default or acceleration of repayment of outstanding balances. At March 31, 2008, the Ameren Companies were in compliance with their credit facility provisions and covenants.

Money Pools

Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. Separate money pools are maintained for utility and non-state-regulated entities. Ameren Services is responsible for the operation and administration of the money pool agreements.

Utility

Through the utility money pool, the pool participants may access the committed credit facilities. CIPS, CILCO and IP borrow from each other through the utility money pool agreement subject to applicable regulatory short-term borrowing authorizations. Ameren and AERG may participate in the utility money pool only as lenders. Although UE and Ameren Services are parties to the utility money pool agreement, they are not currently borrowing or lending under the agreement. The average interest rate for borrowing under the utility money pool for the three months ended March 31, 2008 was 4.1% (2007 – 6.1%).

Non-state-regulated Subsidiaries

Ameren Services, Resources Company, Genco, AERG, Marketing Company, AFS and other non-state-regulated Ameren subsidiaries have the ability, subject to Ameren parent company authorization and applicable regulatory short-term borrowing authorizations, to access funding from Ameren’s $1.15 billion credit facility through a non-state-regulated subsidiary money pool. At March 31, 2008, $233 million was available through the non-state-regulated subsidiary money pool, excluding additional funds available through excess cash balances. The average interest rate for borrowing under the non-state-regulated subsidiary money pool for the three months ended March 31, 2008, was 4.4% (2007 – 4.7%).

See Note 8 – Related Party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the three months ended March 31, 2008.

NOTE 4 – LONG-TERM DEBT AND EQUITY FINANCINGS

Ameren

Under DRPlus, pursuant to an effective SEC Form S-3 registration statement, and under our 401(k) plan, pursuant to an effective SEC Form S-8 registration statement, Ameren issued a total of 1.0 million new shares of common stock valued at $46 million in the three months ended March 31, 2008.

UE

In April 2008, UE issued $250 million of 6.00% senior secured notes due April 1, 2018, with interest payable semiannually on April 1 and October 1 of each year, beginning in October 2008. UE received net proceeds of $248 million, which were used to redeem UE’s outstanding auction-rate environmental improvement revenue refunding bonds discussed below and to repay short-term debt. In connection with this issuance of $250 million of senior secured notes, UE agreed, for so long as these senior secured notes are outstanding, that it will not, prior to maturity, cause a first mortgage bond release date to occur. The mortgage bond release date is the date at which the security provided by the pledge under UE’s first mortgage indenture would no longer be available to holders of any outstanding series of its senior secured notes and such indebtedness would become senior unsecured indebtedness.

In April 2008, $63 million of UE’s Series 2000B auction-rate environmental improvement revenue refunding bonds were redeemed at par value plus accrued interest.

In May 2008, $43 million of UE’s Series 1991, $64 million of UE’s Series 2000A and $60 million of UE’s Series 2000C auction-rate environmental improvement revenue refunding bonds were redeemed at par value plus accrued interest.

CIPS

In April 2008, $35 million of CIPS’ Series 2004 auction-rate environmental improvement revenue refunding bonds were redeemed at par value plus accrued interest.

Genco

In April 2008, Genco issued $300 million of 7.00% senior unsecured notes due April 15, 2018, with interest payable semiannually on April 15 and October 15 of each year, beginning in October 2008. Genco received net proceeds of $298 million, which are being used to fund future capital expenditures, repay short-term debt and for general corporate purposes.

CILCORP

In conjunction with Ameren’s acquisition of CILCORP, CILCORP’s long-term debt was recorded at fair value. Amortization related to these fair value adjustments was $1 million (2007 - $1 million) for the three months ended March 31, 2008, and was included as a reduction to interest expense in the Consolidated Statements of Income of Ameren and CILCORP. See Note 4 – Credit Facilities and Liquidity in the Form 10-K regarding CILCORP’s pledge of the common stock of CILCO as security for its obligations under the 2007 $500 million credit facility and the 2006 $500 million credit facility.

CILCO

In April 2008, $19 million of CILCO’s Series 2004 auction-rate environmental improvement revenue refunding bonds were redeemed at par value plus accrued interest.

IP

In conjunction with Ameren’s acquisition of IP, IP’s long-term debt was recorded at fair value. Amortization related to these fair value adjustments was $3 million (2007 - $3 million) for the three months ended March 31, 2008, and was included as a reduction to interest expense in the Consolidated Statements of Income of Ameren and IP.

In April 2008, IP issued and sold, with registration rights in a private placement, $337 million of 6.25% senior secured notes due April 1, 2018, with interest payable semiannually on April 1 and October 1 of each year, beginning in October 2008. IP received net proceeds of $334 million, which will be used to redeem all of IP’s outstanding auction-rate-pollution control revenue refunding bonds during May and June 2008. In connection with IP’s April 2008 issuance of $337 million of senior secured notes, IP agreed, for so long as these senior secured notes are outstanding, that it will not, prior to maturity, cause a first mortgage bond release date to occur. The mortgage bond release date is the date at which the security provided by the pledge under IP’s first mortgage indenture would no longer be available to holders of any outstanding series of its senior secured notes and such indebtedness would become senior unsecured indebtedness.

Indenture Provisions and Other Covenants

The information below presents a summary of the Ameren Companies’ compliance with indenture provisions and other covenants. See Note 5 – Long-term Debt and Equity Financings in the Form 10-K, for a detailed description of those provisions.

UE’s, CIPS’, CILCO’s and IP’s indentures and articles of incorporation include covenants and provisions related to the issuances of first mortgage bonds and preferred stock. The following table includes the required and actual earnings coverage ratios for interest charges and preferred dividends and bonds and preferred stock issuable based on the 12 months ended March 31, 2008, at an assumed interest and dividend rate of 7%.

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds(b) Issuable	Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
UE	≥ 2.0	4.0	$ 2,270	≥ 2.5	53.3	$ 1,725
CIPS	≥ 2.0	1.4	-	≥ 1.5	1.1	-
CILCO	≥ 2.0(d)	14.1	108	≥ 2.5	40.7	404(e)
IP	≥ 2.0	2.9	339	≥ 1.5	1.1	-

(a)
Coverage required on the annual interest charges on first mortgage bonds outstanding and to be issued. Coverage is not required in certain cases when additional first mortgage bonds are issued on the basis of retired bonds.

(b)
Amount of bonds issuable based on either meeting required coverage ratios or unfunded property additions, whichever is more restrictive. In addition to these tests, UE, CIPS, CILCO and IP have the ability to issue bonds based upon retired bond capacity of $15 million, $3 million, $175 million and $664 million, respectively, for which no earnings coverage test is required.

(c)
Coverage required on the annual interest charges on all long-term debt (CIPS only) and the annual dividend on preferred stock outstanding and to be issued, as required in the respective company’s articles of incorporation. For CILCO, this ratio must be met for a period of 12 consecutive calendar months within the 15 months immediately preceding the issuance.

(d)
In lieu of meeting the interest coverage ratio requirement, CILCO may attempt to meet an earnings requirement of at least 12% of the principal amount of all mortgage bonds outstanding and to be issued. For the three months ended March 31, 2008, CILCO had earnings equivalent to at least 43% of the principal amount of all mortgage bonds outstanding.

(e)
See Note 3 – Credit Facilities and Liquidity for a discussion regarding a restriction on the issuance of preferred stock by CILCO under the 2006 $500 million credit facility and the 2007 $500 million credit facility.

UE’s mortgage indenture contains certain provisions that restrict the amount of common dividends that can be paid by UE. Under this mortgage indenture, $31 million of total retained earnings was restricted against payment of common dividends, except those dividends payable in common stock, which left $1.8 billion of free and unrestricted retained earnings at March 31, 2008.

Genco’s and CILCORP’s indentures include provisions that require the companies to maintain certain debt service coverage and debt-to-capital ratios in order for the companies to pay dividends, to make certain principal or interest payments, to make certain loans to affiliates, or to incur additional indebtedness. The following table summarizes these ratios for the 12 months ended March 31, 2008:

	Required Interest Coverage Ratio	Actual Interest Coverage Ratio	Required Debt–to- Capital Ratio	Actual Debt–to- Capital Ratio
Genco (a)	≥ 1.75(b)	7.1	≤ 60%	37%
CILCORP(c)	≥ 2.2	3.3	≤ 67%	27%

(a)
Interest coverage ratio relates to covenants regarding certain dividend, principal and interest payments on certain subordinated intercompany borrowings. The debt-to-capital ratio relates to a debt incurrence covenant, which requires an interest coverage ratio of 2.5 for the most recently ended four fiscal quarters.

(b)	Ratio excludes amounts payable under Genco’s intercompany note to CIPS and must be met for both the prior four fiscal quarters and for the succeeding four six-month periods.
(c)
CILCORP must maintain the required interest coverage ratio and debt-to-capital ratio in order to make any payment of dividends or intercompany loans to affiliates other than to its direct or indirect subsidiaries.

Genco’s debt incurrence-related ratio restrictions under its indenture may be disregarded if both Moody’s and S&P reaffirm the ratings of Genco in place at the time of the debt incurrence after considering the additional indebtedness. In the event CILCORP is not in compliance with these restrictions, CILCORP may make payments of dividends or intercompany loans if its senior long-term debt rating is at least BB+ from S&P, Baa2 from Moody’s, and BBB from Fitch. At March 31, 2008, CILCORP’s senior long-term debt ratings from S&P, Moody’s and Fitch were BB, Ba2, and BB+, respectively. The common stock of CILCO is pledged as security to the holders of CILCORP’s senior notes and bonds and credit facility obligations.

In order for the Ameren Companies to issue securities in the future, they will have to comply with any applicable tests in effect at the time of any such issuances.

Off-Balance-Sheet Arrangements

At March 31, 2008, none of the Ameren Companies had any off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future.

NOTE 5 – OTHER INCOME AND EXPENSES

The following table presents Other Income and Expenses for each of the Ameren Companies for the three months ended March 31, 2008 and 2007:

	Three Months
	2008	2007
Ameren:(a)
Miscellaneous income:
Interest and dividend income	$12	$14
Allowance for equity funds used during construction	6	-
Other	3	2
Total miscellaneous income	$21	$16
Miscellaneous expense:
Other	$(4)	$(5)
Total miscellaneous expense	$(4)	$(5)
UE:
Miscellaneous income:
Interest and dividend income	$8	$10
Allowance for equity funds used during construction	6	-
Total miscellaneous income	$14	$10
Miscellaneous expense:
Other	$(2)	$(2)
Total miscellaneous expense	$(2)	$(2)
CIPS:
Miscellaneous income:
Interest and dividend income	$3	$3
Total miscellaneous income	$3	$3
Genco:
Miscellaneous income:
Other	$2	$-
Total miscellaneous income	$2	$-
CILCORP:
Miscellaneous income:
Interest income	$-	$2
Total miscellaneous income	$-	$2
Miscellaneous expense:
Other	$-	$(1)
Total miscellaneous expense	$-	$(1)
CILCO:
Miscellaneous income:
Interest income	$-	$1
Total miscellaneous income	$-	$1
Miscellaneous expense:
Other	$-	$(1)
Total miscellaneous expense	$-	$(1)

	Three Months
	2008	2007
IP:
Miscellaneous income:
Interest income	$2	$1
Other	1	1
Total miscellaneous income	$3	$2
Miscellaneous expense:
Other	$(1)	$(1)
Total miscellaneous expense	$(1)	$(1)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the pretax net gain (loss) for the three months ended March 31, 2008 and 2007, of power hedges included in Operating Revenues – Electric. This pretax net gain (loss) represents the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, and the reversal of amounts previously recorded in OCI due to transactions being delivered or settled:

	Three Months
Gains (Losses)	2008	2007
Ameren	$(8)	$4
UE	(1)	2

The following table presents the carrying value of all derivative instruments and the amount of pretax net gains (losses) on derivative instruments in Accumulated OCI, regulatory assets, or regulatory liabilities as of March 31, 2008:

	Ameren(a)	UE	CIPS	Genco	CILCORP/ CILCO	IP
Derivative instruments carrying value:
Other current assets	$129	$46	$18	$2	$18	$35
Other assets	35	3	42	-	23	69
Other current liabilities	140	50	1	16	1	1
Other deferred credits and liabilities	11	-	1	-	-	1
Gains (losses) deferred in Accumulated OCI:
Power forwards(b)	(71)	(16)	-	-	-	-
Interest rate swaps(c)(d)	(13)	-	-	(13)	-	-
Gas swaps and futures contracts(e)	3	1	-	-	-	-
SO2 futures contracts	-	-	-	-	-	-
Coal options	4	4	-	-	-	-
Gains deferred in regulatory assets or liabilities:
Gas swaps and futures contracts(e)	74	8	12	-	19	35
Financial contracts(f)	-	-	46	-	23	66

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	Represents the mark-to-market value for the hedged portion of electricity price exposure for periods of up to three years, including losses of $67 million over the next 12 months.
(c)
Includes a gain associated with interest rate swaps at Genco that were a partial hedge of the interest rate on debt issued in June 2002. The swaps cover the first 10 years of debt that has a 30-year maturity and the gain in OCI is amortized over a 10-year period that began in June 2002. The carrying value at March 31, 2008, was $2 million.

(d)
Includes a loss associated with interest rate swaps at Genco. The swaps were executed during the fourth quarter of 2007 as a partial hedge of interest rate risks associated with future debt issuances. The cumulative loss on the interest rate swaps will be amortized over a 10-year period that began in April 2008. The carrying value at March 31, 2008 was a loss of $15 million.

(e)	Represents gains associated with natural gas swaps and futures contracts. The swaps and futures contracts are a partial hedge of our natural gas requirements through October 2011.
(f)	Current amounts of $8 million at CIPS, $4 million at CILCO, and $11 million at IP were recorded in other current assets and other current liabilities at March 31, 2008.

As part of the Illinois electric settlement agreement, the Ameren Illinois Utilities entered into financial contracts with Marketing Company. These financial contracts are derivative instruments being accounted for as cash flow hedges at the Ameren Illinois Utilities and Marketing Company. Consequently, the Ameren Illinois Utilities and Marketing Company record the fair value of the contracts on their respective balance sheets and the changes to the fair value in regulatory assets or liabilities for the Ameren Illinois Utilities and OCI at Marketing Company. In Ameren’s consolidated financial statements, all financial statement effects of the swap are eliminated. See Note 2 – Rate and Regulatory Matters under Part II, Item 8 in the

Form 10-K for additional information on these financial contracts.

Other Derivatives

The following table presents the net change in market value for the three months ended March 31, 2008 and 2007, of option and swap transactions used to manage our positions in SO2 allowances, coal, heating oil, FTRs and nonhedge power and gas trading activity. Certain of these transactions have not been designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The net change in the market value of SO2, coal and heating oil options and swaps is recorded as Operating Expenses – Fuel. The nonhedge power and gas transactions are recorded in Operating Revenues – Electric and Operating Revenues – Gas.

	Three Months
Gains (Losses)	2008	2007
SO2 options and swaps:
Ameren	$(1)	$4
UE	-	4
Coal options:
Ameren	-	1
UE	-	1
Heating oil options:
Ameren	19	3
UE	10	-
Genco	5	-
CILCORP/CILCO	1	-
Nonhedge power swaps and forwards:
Ameren	5	-
UE	2	-
Nonhedge gas forwards:
Ameren	(5)	-
UE	(1)	-
FTRs:
Ameren	5	-
UE	2	-

NOTE 7 – FAIR VALUE MEASUREMENTS

SFAS No. 157 provides a framework for measuring fair value for all assets and liabilities that are measured and reported at fair value. This standard was effective and adopted by the Ameren Companies as of January 1, 2008, for financial assets and liabilities. The impact of this adoption of SFAS No. 157 was not material. SFAS No. 157 will be effective, in the first quarter of 2009, for all nonfinancial assets and liabilities that are measured and reported on a fair value basis. The impact of adoption of SFAS No. 157 for nonfinancial assets and liabilities is not expected to be material. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use various methods to determine fair value, including market, income and cost approaches. Based on these approaches, we use certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation. Inputs to valuation can be readily observable, market corroborated, or unobservable. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 also establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. All financial assets and liabilities carried at fair value are classified and disclosed in one of the following three hierarchy levels:

Level 1: Inputs based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities primarily include exchange-traded derivatives and assets such as U.S. treasury securities and listed equity securities, which are held in UE’s Nuclear Decommissioning Trust Fund.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data. Level 2 assets and liabilities include certain assets held in UE’s Nuclear Decommissioning Trust Fund, including corporate bonds and other fixed income securities, and certain over-the-counter derivative instruments, including natural gas swaps. Derivative instruments classified as Level 2 are valued using corroborated observable inputs including from pricing services or prices from similar instruments that trade in liquid markets.

Level 3: Unobservable inputs that are not corroborated by market data. Level 3 assets and liabilities are valued based on internally developed models and assumptions or methodologies using significant unobservable inputs. Level 3 assets and liabilities include derivative instruments that trade in less liquid markets where pricing is largely unobservable, including the financial contracts entered into between the Ameren Illinois Utilities and Marketing Company as part of the Illinois electric settlement agreement. We value Level 3 instruments using pricing models with inputs, which are often unobservable in the market, and certain internal assumptions.

We perform an analysis each quarter to determine the appropriate hierarchy level of the assets and liabilities that are subject to SFAS No. 157. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. All assets and liabilities where the fair value measurement is based on significant unobservable inputs are classified as Level 3.

We consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g. collateral). SFAS No. 157 also requires that the fair value measurement of liabilities should reflect the nonperformance risk of the entity, where applicable. Therefore, we have factored the impact of our credit standing as well as any potential credit enhancements into the fair value measurement of both derivative assets and derivative liabilities.

The following table sets forth by level within the fair value hierarchy our assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

		Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren(a)	Derivative assets(b)	$2	$45	$117	$164
	Nuclear Decommissioning
	Trust Fund	233	56	2	291
UE	Derivative assets	-	29	20	49
	Nuclear Decommissioning
	Trust Fund231	233	56	2	291
CIPS	Derivative assets(b)	-	-	60	60
Genco	Derivative assets(b)	-	-	2	2
CILCORP/CILCO	Derivative assets(b)	(c)	-	41	41
IP	Derivative assets(b)	-	-	104	104
Liabilities:
Ameren(a)	Derivative liabilities(b)	$19	$74	$58	$151
UE	Derivative liabilities(b)	1	44	5	50
CIPS	Derivative liabilities(b)	-	-	2	2
Genco	Derivative liabilities(b)	15	-	1	16
CILCORP/CILCO	Derivative liabilities(b)	-	-	1	1
IP	Derivative liabilities(b)	-	-	2	2

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	The derivative asset and liability balances are presented net of counterparty credit considerations.
(c)	Less than $1 million.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2008:

										Change in
						Total				Unrealized
			Realized and Unrealized Gains (Losses)			Realized	Purchases,			Gains (Losses)
		Beginning			Included in	and	Issuances,	Net	Ending	related to
		Balance at			Regulatory	Unrealized	and Other	Transfers In	Balance at	assets/liabilities
		January 1,	Included in	Included	Assets/	Gains	Settlements,	and/or (Out)	March 31,	still held at
		2008	Earnings(a)	In OCI	Liabilities	(Losses)	Net	of Level 3	2008	March 31, 2008
Net Derivative	Ameren	$19	$6	$(34)	$69	$41	$10	$(11)	$59	$18
Contracts	UE	3	2	7	7	16	(5)	1	15	11
	CIPS	38	-	-	19	19	1	-	58	12
	Genco	1	(b)	(b)	-	(b)	(b)	-	1	(b)
	CILCORP/CILCO	21	(b)	(b)	20	20	(1)	-	40	15
	IP	55	-	-	43	43	4	-	102	31
Nuclear	Ameren	$5	$-	$-	$-	$-	$(3)	$-	$2	$-
Decommissioning	UE	5	-	-	-	-	(3)	-	2	-
Trust Fund

(a)
Net gains and losses on power options are recorded in Operating Revenues – Electric, while net gains and losses on coal, heating oil, and SO2 options and swaps are recorded as Operating Expenses – Fuel.

(b)	Less than $1 million.

Transfers in and/or out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Any reclassifications are reported as transfers in/out of Level 3 at the fair value measurement reported at the beginning of the period in which the changes occur.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Ameren Companies have engaged in, and may in the future engage in, affiliate transactions in the normal course of business. These transactions primarily consist of gas and power purchases and sales, services received or rendered, and borrowings and lendings. Transactions between affiliates are reported as intercompany transactions on their financial statements, but are eliminated in consolidation for Ameren’s financial statements. For a discussion of our material related party agreements, see Note 12 – Related Party Transactions under Part II, Item 8 of the Form 10-K.

Illinois Electric Settlement Agreement

As part of the Illinois electric settlement agreement, the Ameren Illinois Utilities, Genco and AERG agreed to make contributions of $150 million as part of a comprehensive program providing approximately $1 billion of funding for rate relief to certain Illinois electric customers, including customers of the Ameren Illinois Utilities. At March 31, 2008, CIPS, CILCO and IP had receivable balances from Genco for reimbursement of customer rate relief of $1 million, less than $1 million and $1 million, respectively. Also at March 31, 2008, CIPS, CILCO and IP had receivable balances from AERG for reimbursement of customer rate relief of less than $1 million, less than $1 million, and less than $1 million, respectively. In addition, as part of the Illinois electric settlement agreement, the Ameren Illinois Utilities entered into financial contracts with Marketing Company to lock-in energy prices for a portion of their around-the-clock power requirements from 2008 to 2012 at relevant market prices. These financial contracts became effective on August 28, 2007. See also Note 6 – Derivative Financial Instruments for additional information on the financial contracts.

Electric Power Supply and Resource Sharing Agreements

The following table presents the amount of gigawatthour sales under related party electric power supply agreements for the three months ended March 31, 2008 and 2007:

	Three Months
	2008	2007
Genco sales to Marketing Company	4,412	4,119
AERG sales to Marketing Company	1,702	1,488
Marketing Company sales to CIPS	623	619
Marketing Company sales to CILCO	257	288
Marketing Company sales to IP	804	826

In December 2006, Genco and Marketing Company entered into a new power supply agreement (Genco PSA) whereby Genco agreed to sell and Marketing Company to purchase all of the capacity available from Genco’s generation fleet and all the associated energy. On March 28, 2008, Genco and Marketing Company entered into an amendment, effective immediately, of the Genco PSA. Under the amendment, Genco will be liable to Marketing Company in the event of an unplanned outage or derate (reduction in rated capacity) due to sudden, unanticipated failure or accident within the generating plant site of one or more of its generating units. Genco’s liability in such case will be for the positive difference, if any, between the market price of capacity and/or energy Genco does not deliver and the contract price under the Genco PSA for that capacity and/or energy. Genco has insurance with an affiliate company that covers many but not all of these situations, subject to deductibles and policy limits. An unplanned outage or derate that continues for one year or more is an event of default under the Genco PSA. In the event of Marketing Company’s unexcused failure to receive energy under the Genco PSA, Marketing Company would be required to pay Genco the positive difference, if any, between the contract price and the price actually received by Genco, acting in a commercially reasonable manner, to resell the unreceived energy, less any reasonable related transmission, ancillary service, or brokerage costs.

Also in December 2006, AERG and Marketing Company entered into a power supply agreement (AERG PSA) whereby AERG agreed to sell and Marketing Company to purchase all of the capacity available from AERG’s generation fleet and all the associated energy. On March 28, 2008, AERG and Marketing Company entered into an amendment, effective immediately, of the AERG PSA that is substantially identical to the amendment to the Genco PSA described above. Under the amendment, AERG will be liable to Marketing Company in the event of an unplanned outage or derate (reduction in rated capacity) due to sudden, unanticipated failure or accident within the generating plant site of one or more of its generating units. AERG’s liability in such case will be for the positive difference, if any, between the market price of capacity and/or energy AERG does not deliver and the contract price under the AERG PSA for that capacity and/or energy. AERG has insurance with an affiliate company that covers many but not all of these situations, subject to deductibles and policy limits. An unplanned outage or derate that continues for one year or more is an event of default under the AERG PSA. In the event of Marketing Company’s unexcused failure to receive energy under the AERG PSA, Marketing Company would be required to pay AERG, the positive difference, if any, between the contract price and the price actually received by AERG, acting in a commercially reasonable manner, to resell the unreceived energy, less any reasonable related transmission, ancillary service, or brokerage costs.

One-third of the Ameren Illinois Utilities’ supply contracts that serve the load needs of their fixed-price residential and small commercial customers expire on May 31, 2008. To replace a portion of these expiring supply contracts, the Ameren Illinois Utilities used request-for-proposal (RFP) processes in early 2008, pursuant to the Illinois electric settlement agreement, to contract for the necessary power and energy requirements for the period from June 1, 2008 through May 31, 2009. Marketing Company was a winning supplier in the Ameren Illinois Utilities’ energy and capacity RFPs. Marketing Company entered into financial instruments, which will fix the price that the Ameren Illinois Utilities will pay for approximately 2 million megawatthours at approximately $60 per megawatthour. Marketing Company also contracted to supply a portion of the Ameren Illinois Utilities capacity for approximately $6 million. In addition, UE contracted to supply a portion of the Ameren Illinois Utilities capacity for approximately $1 million.

In April 2008, the Ameren Illinois Utilities filed with FERC an electric resource sharing agreement for capacity. The purpose of the agreement is to allocate among the Ameren Illinois Utilities, in an equitable manner, the costs of acquiring their joint capacity needs. The Ameren Illinois Utilities requested that FERC accept the agreement effective June 1, 2008.

Intercompany Transfers

On January 1, 2008, UE transferred its interest in Union Electric Development Corporation at book value to Ameren by means of a $3 million dividend-in-kind. On March 31, 2008, Union Electric Development Corporation was merged into Ameren Development Company, with Ameren Development Company surviving the merger.

On February 29, 2008, UE contributed its entire 40% ownership interest in EEI at book value to Resources Company valued at $39 million, in exchange for a 50% interest in Resources Company, and then immediately transferred its interest in Resources Company to Ameren by means of a $39 million dividend-in-kind. Also on February 29, 2008, Development Company, which formerly held a 40% ownership interest in EEI, merged into Ameren Energy Resources Company, which then merged into Resources Company. As a result, Resources Company now has an 80% ownership interest in EEI and consolidates it accordingly.

Money Pools

See Note 3 - Credit Facilities and Liquidity for a discussion of affiliate borrowing arrangements.

Intercompany Borrowings

Genco’s subordinated note payable to CIPS associated with the transfer in 2000 of CIPS’ electric generating assets and related liabilities to Genco matures on May 1, 2010. Interest income and expense for this note recorded by CIPS and Genco, respectively, was $2 million for the three months ended March 31, 2008 (2007 -  $3 million).

CILCORP had outstanding borrowings directly from Ameren of $3 million and zero at March 31, 2008 and March 31, 2007, respectively. The average interest rate on these borrowings was 4.4% for the three months ended March 31, 2008 (2007 – 6.1%). CILCORP recorded interest expense of less than $1 million for these borrowings for the three months ended March 31, 2008 (2007 - $1 million).

UE had outstanding borrowings directly from Ameren of $122 million and zero at March 31, 2008 and March 31, 2007, respectively. The average interest rate on these borrowings was 3.3% for the three months ended March 31, 2008. UE recorded interest expense of less than $1 million for these borrowings for the three months ended March 31, 2008 (2007 - $1 million).

The following table presents the impact on UE, CIPS, Genco, CILCORP, CILCO, and IP of related party transactions for the three months ended March 31, 2008 and 2007. It is based primarily on the agreements discussed above and in Note 12 - Related Party Transactions under Part II, Item 8 of the Form 10-K, and the money pool arrangements discussed in Note 3 - Credit Facilities and Liquidity of this report.

		Three Months
Agreement		UE	CIPS	Genco	CILCORP(a)	IP

Operating Revenues:
Genco and AERG power supply	2008	$ (b)	$ (b)	$ 226	$ 83	$ (b)
agreements with Marketing Company	2007	(b)	(b)	211	72	(b)

Ancillary service agreement with CIPS,	2008	3	(b)	(b)	(b)	(b)
CILCO and IP	2007	4	(b)	(b)	(b)	(b)

UE and Genco gas transportation	2008	(c)	(b)	(b)	(b)	(b)
agreement	2007	(c)	(b)	(b)	(b)	(b)

		Three Months
Agreement		UE	CIPS	Genco	CILCORP(a)	IP

Total Operating Revenues	2008	$ 3	$ (b)	$ 226	$ 83	$ (b)
	2007	4	(b)	211	72	(b)

Fuel and Purchased Power:
CIPS, CILCO and IP agreements with	2008	$ (b)	$ 41	$ (b)	$ 17	$ 53
Marketing Company (2006 auction)	2007	(b)	42	(b)	19	55

Ancillary service agreement with UE	2008	(b)	1	(b)	(c)	1
	2007	(b)	1	(b)	1	2

Ancillary service agreement with	2008	(b)	2	(b)	1	3
Marketing Company	2007	(b)	1	(b)	(c)	1

Executory tolling agreement with	2008	(b)	(b)	(b)	13	(b)
Medina Valley	2007	(b)	(b)	(b)	12	(b)

UE and Genco gas transportation	2008	(b)	(b)	(c)	(b)	(b)
agreement	2007	(b)	(b)	(c)	(b)	(b)

Total Fuel and Purchased Power	2008	$ (b)	$ 44	$ (c)	$ 31	$ 57
	2007	(b)	44	(c)	32	58

Other Operating Expense:
Ameren Services support services	2008	$ 33	$ 12	$ 7	$ 12	$ 18
agreement	2007	36	12	6	13	19

Ameren Energy, Inc. support services	2008	(e)	(b)	(e)	(b)	(b)
agreement	2007	3	(b)	(c)	(b)	(b)

AFS support services agreement	2008	2	(c)	1	(c)	(c)
	2007	2	(c)	1	1	(c)

Insurance premiums(d)	2008	9	(b)	4	4	(b)
	2007	4	(b)	1	(c)	(b)

Total Other Operating Expenses	2008	$ 44	$ 12	$ 12	$ 16	$ 18
	2007	45	12	8	14	19

Interest expense (income) from	2008	$ -	$ (c)	$ 2	$ (c)	$ (c)
money pool borrowings (advances)	2007	-	(c)	2	(c)	(c)

(a)	Amounts represent CILCORP and CILCO activity.
(b)	Not applicable.
(c)	Amount less than $1 million.
(d)	Represents insurance premiums paid to an affiliate for replacement power, property damage and terrorism coverage.
(e)	Ameren Energy, Inc. was eliminated December 31, 2007 through an internal reorganization.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

We are involved in legal, tax and regulatory proceedings before various courts, regulatory commissions, and governmental agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in these notes to our financial statements, will not have a material adverse effect on our results of operations, financial position, or liquidity.

Reference is made to Note 1 – Summary of Significant Accounting Policies, Note 2 – Rate and Regulatory Matters, Note 12 – Related Party Transactions, and Note 13 – Commitments and Contingencies under Part II, Item 8 of the Form 10-K. See also Note 1 – Summary of Significant Accounting Policies, Note 2 – Rate and Regulatory Matters, Note 8 – Related Party Transactions and Note 10 – Callaway Nuclear Plant in this report.

Callaway Nuclear Plant

The following table presents insurance coverage at UE’s Callaway nuclear plant at March 31, 2008. The property coverage and the nuclear liability coverage were renewed on October 1, 2007 and January 1, 2008, respectively.

Type and Source of Coverage	Maximum Coverages	Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	$ 300(a)	$ -
Pool participation	10,461	101(b)
	$ 10,761(c)	$ 101
Property damage:
Nuclear Electric Insurance Ltd	$ 2,750(d)	$ 24
Replacement power:
Nuclear Electric Insurance Ltd	$ 490(e)	$ 9
Energy Risk Assurance Company	$ 64(f)	$ -

(a)	Provided through mandatory participation in an industry-wide retrospective premium assessment program.
(b)
Retrospective premium under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, as amended. This is subject to retrospective assessment with respect to a covered loss in excess of $300 million from an incident at any licensed U.S. commercial reactor, payable at $15 million per year.

(c)	Limit of liability for each incident under Price-Anderson. This limit is subject to change to account for the effects of inflation and changes in the number of licensed reactors.
(d)
Provides for $500 million in property damage and decontamination, excess property insurance, and premature decommissioning coverage up to $2.25 billion for losses in excess of the $500 million primary coverage.

(e)
Provides the replacement power cost insurance in the event of a prolonged accidental outage at a nuclear plant. Weekly indemnity of $4.5 million for  52 weeks, which commences after the first eight weeks of an outage, plus $3.6 million per week for 71.1 weeks thereafter.

(f)
Provides the replacement power cost insurance in the event of a prolonged accidental outage at a nuclear plant. The coverage commences after the first 52 weeks of insurance coverage from Nuclear Electric Insurance Ltd. and is for a weekly indemnity of $900,000 for 71 weeks in excess of the $3.6 million per week set forth above. Energy Risk Assurance Company is an affiliate and has reinsured this coverage with third-party insurance companies. See Note 8 – Related Party Transactions for more information on this affiliate transaction.

The Price-Anderson Act is a federal law that limits the liability for claims from an incident involving any licensed United States commercial nuclear power facility. The limit is based on the number of licensed reactors. The limit of liability and the maximum potential annual payments are adjusted at least every five years for inflation to reflect changes in the Consumer Price Index. Owners of a nuclear reactor cover this exposure through a combination of private insurance and mandatory participation in a financial protection pool, as established by Price-Anderson.

After the terrorist attacks on September 11, 2001, Nuclear Electric Insurance Ltd. confirmed that losses resulting from terrorist attacks would be covered under its policies. However, Nuclear Electric Insurance ltd. imposed an industry-wide aggregate policy limit of $3.24 billion within a 12-month period for coverage for such terrorist acts.

If losses from a nuclear incident at the Callaway nuclear plant exceed the limits of, or are not subject to, insurance, or if coverage is unavailable, UE is at risk for any uninsured losses. If a serious nuclear incident were to occur, it could have a material adverse effect on Ameren’s and UE’s results of operations, financial position, or liquidity.

Other Obligations

To supply a portion of the fuel requirements of our generating plants, we have entered into various long-term commitments for the procurement of coal, natural gas and nuclear fuel. In addition, we have entered into various long-term commitments for the purchase of electricity and natural gas for distribution. For a complete listing of our obligations and commitments, see Note 13 – Commitments and Contingencies under Part II, Item 8 of the Form 10-K.

The Illinois electric settlement agreement provides approximately $1 billion of funding over a four-year period that commenced in 2007 for rate relief for certain electric customers in Illinois. Funding for the settlement will come from electric generators in Illinois and certain Illinois electric utilities. The Ameren Illinois Utilities, Genco and AERG agreed to fund an aggregate of $150 million, of which the following contributions remain to be made at March 31, 2008:

	Ameren	CIPS	CILCO (Illinois Regulated)	IP	Genco	CILCO (AERG)
2008(a)	$31.9	$4.7	$2.3	$6.4	$12.8	$5.7
2009(a)	26.5	3.9	1.9	4.9	10.9	4.9
2010(a)	1.7	0.2	0.1	0.4	0.7	0.3
Total	$60.1	$8.8	$4.3	$11.7	$24.4	$10.9

(a)  Estimated.

One-third of the Ameren Illinois Utilities’ supply contracts that serve the load needs of their fixed-price residential and small commercial customers expire on May 31, 2008. To replace a portion of these expiring supply contracts, the Ameren Illinois Utilities used RFP processes in early 2008, pursuant to the Illinois electric settlement agreement. Specifically, the Ameren Illinois Utilities used RFPs to procure energy swaps, capacity, and renewable energy credits for the period June 1, 2008 through May 31, 2009. In March 2008, the ICC approved the results of the Ameren Illinois Utilities’ energy RFP that was used to procure financial energy swap products. The Ameren Illinois Utilities contracted to purchase approximately two million megawatthours of energy swaps at an average price of approximately $60 per megawatthour. In April 2008, the ICC approved the results of the Ameren Illinois Utilities’ capacity and renewable energy credits RFPs. As a result of the capacity RFP, the Ameren Illinois Utilities contracted to purchase approximately 1,800 megawatts of capacity at an average price of approximately $50 per MW-day. The renewable energy credits RFP resulted in the Ameren Illinois Utilities contracting to purchase 415,000 credits at an average price of approximately $17 per credit.

Environmental Matters

We are subject to various environmental laws and regulations enforced by federal, state and local authorities. From the beginning phases of siting and development to the ongoing operation of existing or new electric generating, transmission and distribution facilities, natural gas storage plants, and natural gas transmission and distribution facilities, our activities involve compliance with diverse laws and regulations. These laws and regulations address noise, emissions, and impacts to air and water, protected and cultural resources (such as wetlands, endangered species, and archeological and historical resources), and chemical and waste handling. Our activities often require complex and lengthy processes as we obtain approvals, permits or licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials (including wastes) requires release prevention plans and emergency response procedures. As new laws or regulations are promulgated, we assess their applicability and implement the necessary modifications to our facilities or our operations. The more significant matters are discussed below.

Clean Air Act

The EPA issued final SO2, NOx and mercury emission regulations in May 2005. The Clean Air Interstate Rule and the Clean Air Mercury Rule require significant reductions in these emissions from UE, Genco, AERG and EEI power plants in phases, beginning in 2009. States have finalized rules to implement the federal Clean Air Interstate Rule and Clean Air Mercury Rule. Although the federal rules mandate a specific cap for SO2, NOx and mercury emissions by state from utility boilers, the states have considerable flexibility in allocating emission allowances to individual utility boilers. In addition, a state may choose to hold back certain emission allowances for growth or other reasons, and it may implement a more stringent program than the federal program. Illinois has finalized rules to implement the federal Clean Air Interstate Rule program that will reduce the number of NOx allowances automatically allocated to Genco’s, AERG’s and EEI’s plants. As a result of the Illinois rules, Genco, AERG and EEI will need to procure allowances and install pollution control equipment. Current plans include the installation of scrubbers for SO2 reduction and selective catalytic reduction (SCR) systems for NOx reduction at certain coal-fired plants in Illinois. Missouri rules, which substantially follow the federal regulations and became effective in April 2007, and approved by the EPA in December 2007, are expected to reduce mercury emissions 81% by 2018, and NOx emissions 30% and SO2 emissions 75% by 2015. As a result of the Missouri rules, UE will manage allowances and install pollution control equipment. Current plans include the installation of scrubbers for SO2 reduction and co-benefit reduction of mercury and pollution control equipment designed to reduce mercury emissions at certain coal-fired plants in Missouri.

Illinois has adopted rules for mercury emissions that are significantly stricter than the federal regulations. In 2006, Genco, CILCO, EEI, and the Illinois EPA entered into an agreement that was incorporated into Illinois’ mercury emission regulations. Under the regulations, Illinois generators may defer until 2015 the requirement to reduce mercury emissions by 90% in exchange for accelerated installation of NOx and SO2 controls. In 2009, Genco, AERG and EEI expect to begin putting into service equipment designed to reduce mercury emissions. These rules, when fully implemented, are expected to reduce mercury emissions 90%, NOx emissions 50%, and SO2 emissions 70% by 2015 in Illinois.

In February 2008, the U.S. Court of Appeals for the District of Columbia issued a decision that effectively vacated the federal Clean Air Mercury Rule. The court ruled that the EPA erred in the method used to remove electric generating units from the list of sources subject to the maximum available control technology requirements under the Clean Air Act. The court decision impacts the Missouri plan to implement the federal Clean Air Mercury Rule. The Illinois mercury rule will continue to be implemented and is not significantly impacted by the court decision. The EPA and a group representing the electric utility industry have filed petitions for rehearing. At this time, we are unable to determine the impact that this action would have on our estimated expenditures for compliance with environmental rules, our results of operations, financial position, or liquidity.

The table below presents estimated capital costs based on current technology to comply with both the federal Clean Air Interstate Rule and Clean Air Mercury Rule and related state implementation plans through 2017. The estimates described below could change depending upon additional federal or state requirements, the ultimate outcome of the petition for rehearing at the U.S. Court of Appeals relative to the Clean Air Mercury Rule decision, new technology, variations in costs of material or labor, or alternative compliance strategies, among other reasons. The timing of estimated capital costs may also be influenced by whether emission allowances are used to comply with the proposed rules, thereby deferring capital investment.

	2008	2009 – 2012	2013 - 2017	Total
UE(a)	$ 255	$ 215- $ 295	$ 1,300- $ 1,700	$ 1,770- $ 2,250
Genco	300	955- 1,210	45- 70	1,300- 1,580
CILCO	170	380- 500	70- 90	620- 760
EEI	30	260- 350	20- 30	310- 410
Ameren	$ 755	$ 1,810- $ 2,355	$ 1,435- $ 1,890	$ 4,000- $ 5,000

(a)	UE’s expenditures are expected to be recoverable in rates over time.

Illinois and Missouri must also develop attainment plans to meet the existing federal eight-hour ozone ambient standard, the federal fine particulate ambient standard, and the Clean Air Visibility rule. Both states have filed ozone attainment plans for the St. Louis area. Illinois and Missouri are finalizing their attainment plans for fine particulate matter for submission to the EPA. The Illinois and Missouri plans for the Clean Air Visibility rule were submitted in December 2007. The costs in the table assume that emission controls required for the Clean Air Interstate Rule regulations will be sufficient to meet these new standards in the St. Louis region. Should Missouri develop an alternative plan to comply with these standards, the cost impact could be material to UE, but we would expect these costs to be recoverable from ratepayers. Illinois is planning to impose additional requirements beyond the Clean Air Interstate Rule as part of the attainment plans for the existing ozone and fine particulate matter standards. The EPA finalized regulations in March 2008 that will lower the ambient standard for ozone. It is expected that areas will be designated as nonattainment in 2009 and that state implementation plans will need to be submitted in 2013. Additional emission reductions may be required as a result of the future state implementation plans. At this time, we are unable to determine the impact such state actions would have on our results of operations, financial position, or liquidity.

The impact of future initiatives related to greenhouse gas emissions and global warming on us are unknown and therefore not included in the estimated environmental expenditures. Although compliance costs are unlikely in the near future, our costs of complying with any mandated federal or state greenhouse gas program could have a material impact on our future results of operations, financial position, or liquidity.

Emission Allowances

Both federal and state laws require significant reductions in SO2 and NOx emissions that result from burning fossil fuels. The Clean Air Act, under the Acid Rain Program and NOx Budget Trading Program, created marketable commodities called allowances. Currently each allowance gives the owner the right to emit one ton of SO2 or NOx. All existing generating facilities have been allocated allowances based on past production and the statutory emission reduction goals. If additional allowances are needed for new generating facilities, they can be purchased from facilities that have excess allowances or from allowance banks. Our generating facilities comply with the SO2 limits through the use and purchase of allowances, through the use of low-sulfur fuels, and through the application of pollution control technology. The NOx Budget Trading Program limits emissions of NOx during the ozone season (May through September). The NOx Budget Trading Program has applied to all electric generating units in Illinois since 2004; it was applied to the eastern third of Missouri, where UE’s coal-fired power plants are located, in 2007. Our generating facilities are expected to comply with the NOx limits through the use and purchase of allowances or through the application of pollution control technology, including low-NOx burners, over-fire air systems, combustion optimization, rich-reagent injection, selective noncatalytic reduction, and selective catalytic reduction systems.

The following table presents the SO2 and NOx emission allowances held and the related SO2 and NOx emission allowance book values that are carried as intangible assets as of March 31, 2008.

	SO2 (a)	NOx (b)	Book Value
Ameren	3.191	33,240	$189	(c)
UE	1.757	15,818	54
Genco	0.745	11,891	58
CILCORP	0.351	2,147	40
CILCO (AERG)	0.351	2,147	1
EEI	0.338	3,384	9

(a)	Vintages are from 2008 to 2018. Each company possesses additional allowances for use in periods beyond 2018. Units are in millions of SO2 allowances (currently one allowance equals one ton emitted).
(b)	Vintages are from 2008 to 2009. Units are in NOx allowances (one allowance equals one ton emitted).
(c)	Includes value assigned to EEI allowances as a result of purchase accounting of $27 million.

UE, Genco, CILCO and EEI expect to use a substantial portion of the SO2 and NOx allowances for ongoing operations. Environmental regulations, including the Clean Air Interstate Rule, the timing of the installation of pollution control equipment, and the level of operations will have a significant impact on the amount of allowances actually required for ongoing operations. The Clean Air Interstate Rule requires a reduction in SO2 emissions by increasing the ratio of Acid Rain Program allowances surrendered. The current Acid Rain Program requires the surrender of one SO2 allowance for every ton of SO2 that is emitted. The Clean Air Interstate Rule program will require that SO2 allowances of vintages 2010 through 2014 be surrendered at a ratio of two allowances for every ton of emission. SO2 allowances with vintages of 2015 and beyond will be required to be surrendered at a ratio of 2.86 allowances for every ton of emission. In order to accommodate this change in surrender ratio and to comply with the federal and state regulations, UE, Genco, AERG, and EEI expect to install control technology designed to further reduce SO2 emissions, as discussed above.

The Clean Air Interstate Rule will have both an annual program and an ozone season program for regulating NOx emissions, with separate allowances issued for each program. Both sets of allowances for the years 2009 through 2014 were issued by the Missouri Department of Natural Resources in December 2007. Allocations for UE’s Missouri generating facilities were 11,665 tons per ozone season and 26,842 tons annually. Allocations for Genco’s generating facility in Missouri were one ton for the ozone season and three tons annually. UE, Genco, AERG and EEI expect to be allocated NOx allowances for both programs in Illinois in 2008.

Global Climate

Future initiatives regarding greenhouse gas emissions and global warming are subject to active consideration in the U.S. Congress. It is anticipated that this summer the U.S. Senate will take up legislation proposed by Senators Lieberman and Warner, and passed out of the Senate Environment and Public Works Committee earlier this year, that would set up a “cap and trade” program for greenhouse gas emissions.  In the U.S. House of Representatives, the Energy and Commerce Committee is also expected to issue proposed greenhouse gas legislation this year.

In addition, President Bush has proposed climate legislation that would focus on technology development to eliminate the growth in greenhouse gas emissions by 2025, a proposal much more moderate than the Lieberman-Warner legislation currently under consideration in the Senate.

The outcome of these initiatives cannot be determined at this time. However, presidential candidates Senators Clinton, McCain, and Obama have all expressed support for a greenhouse gas cap and trade program. Therefore, the likelihood that some form of federal greenhouse gas legislation will become law increases under the next presidential administration.

Ameren believes that currently proposed legislation can be classified as moderate to extreme depending upon proposed CO2 emission limits, the timing of implementation of those limits, and the method of allocating allowances. The moderate scenarios include provisions for a “safety valve” that provides a ceiling price for emission allowance purchases. As a result of our diverse fuel portfolio, our contribution to greenhouse gases varies among our generating facilities, but coal-fired power plants are significant sources of CO2, a principal greenhouse gas. Ameren’s current analysis shows that under some policy scenarios being considered in Congress, household costs and rates for electricity could rise significantly. The burden could fall particularly hard on electricity consumers and the Midwest economy because of the region's reliance on electricity generated by coal-fired power plants. Natural gas emits about half the amount of CO2 as coal. As a result, economy-wide shifts favoring natural gas as a fuel source for electric generation also could affect nonelectric transportation, heating for our customers and many industrial processes. Under some policy scenarios being considered by Congress, Ameren believes that wholesale natural gas costs could rise significantly as well. Higher costs for energy could contribute to reduced demand for electricity and natural gas.

Future federal and state legislation or regulations that mandate limits on the emission of greenhouse gases would result in significant increases in capital expenditures and operating costs. The costs to comply with future legislation or regulations could be so expensive that Ameren and other similarly situated electric power generators may be forced to close some coal-fired facilities. Mandatory limits could have a material adverse impact on Ameren’s, UE’s, Genco’s, AERG’s and EEI’s results of operations, financial position, or liquidity.

With regard to greenhouse gas regulation under existing law, in April 2007, the U.S. Supreme Court issued a decision that determined that the EPA has the authority to regulate CO2 and other greenhouse gases from automobiles as “air pollutants” under the Clean Air Act. The Supreme Court sent the case back to the EPA, which must conduct a rulemaking process to determine whether greenhouse gas emissions contribute to climate change “which may reasonably be anticipated to endanger public health or welfare.” As a result, the EPA could begin to regulate such emissions.

 Ameren has taken actions to address the global climate issue. These include implementing efficiency improvements at our power plants; participating in the

PowerTree Carbon Company, LLC, whose purpose is to reforest acreage in the lower Mississippi valley to sequester carbon; using coal combustion by-products as a direct replacement for cement, thereby reducing carbon emissions at cement kilns; participating in “Missouri Schools Going Solar,” a project that will install photovoltaic solar arrays on school grounds; and partnering with other utilities, the Electric Power Research Institute, and the Illinois State Geological Survey in the DOE Illinois Basin Initiative, which will examine the feasibility and methods of storing CO2 within deep unused coal seams, mature oil fields, and saline reservoirs.

The impact on us of future initiatives related to greenhouse gas emissions and global warming is unknown. Although compliance costs are unlikely in the near future, our costs of complying with any mandated federal or state greenhouse gas program could have a material impact on our future results of operations, financial position, or liquidity.

Clean Water Act

In July 2004, the EPA issued rules under the Clean Water Act that require cooling-water intake structures to have the best technology available for minimizing adverse environmental impacts on aquatic species. These rules pertain to all existing generating facilities that currently employ a cooling-water intake structure whose flow exceeds 50 million gallons per day. The rules may require us to install additional intake screens or other protective measures and to do extensive site-specific study and monitoring. There is also the possibility that the rules may lead to the installation of cooling towers on some of our facilities. In January 2007, the U.S. Court of Appeals for the Second Circuit remanded many provisions of these rules to the EPA for revision. In April 2008, the U.S. Supreme Court agreed to hear an appeal of the lower court ruling. The Supreme Court is expected to hear the case this fall. In the meantime, the EPA is expected to reissue the rules early in 2009. Until the Supreme Court case, the new rules and the studies on the power plants are completed, we will be unable to estimate the costs of complying with these rules. Such costs are not expected to be incurred prior to 2012.

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

In April 2005, Genco received a request from the EPA for information pursuant to Section 114(a) of the Clean Air Act seeking detailed operating and maintenance history data with respect to its Meredosia, Hutsonville, Coffeen and Newton facilities, EEI’s Joppa facility, and AERG’s E.D. Edwards and Duck Creek facilities. In December 2006, the EPA issued a second Section 114(a) request to Genco regarding projects at the Newton facility. All of these facilities are coal-fired power plants. We are currently in discussions with the EPA and the state of Illinois regarding resolution of these matters, but we are unable to predict the outcome of these discussions.

In March 2008, Ameren received a request from the EPA for information pursuant to Section 114(a) of the Clean Air Act seeking detailed operating and maintenance history data with respect to UE’s Labadie, Meramec, Rush Island, and Sioux facilities. All of these facilities are coal-fired power plants. The information request required UE to provide responses to specific EPA questions regarding certain projects and maintenance activities to determine compliance with state and federal regulatory requirements. UE is complying with this information request, but we are unable to predict the outcome of this matter.

Resolution of these matters could have a material adverse impact on the future results of operations, financial position or liquidity of Ameren, UE, Genco, AERG and EEI. A resolution could result in increased capital expenditures, increased operations and maintenance expenses, and fines or penalties. We believe that any potential resolution would likely require the installation of control technology, some of which is already planned for compliance with other regulatory requirements such as the Clean Air Interstate Rule and the Illinois mercury rules.

Remediation

We are involved in a number of remediation actions to clean up hazardous waste sites as required by federal and state law. Such statutes require that responsible parties fund remediation actions regardless of degree of fault, legality of original disposal, or ownership of a disposal site. UE, CIPS, CILCO and IP have each been identified by the federal or state governments as a potentially responsible party at several contaminated sites. Some of these sites involve facilities that were transferred by CIPS to Genco in May 2000 and facilities transferred by CILCO to AERG in October 2003. As part of each transfer, CIPS and CILCO have contractually agreed to indemnify Genco and AERG for remediation costs associated with preexisting environmental contamination at the transferred sites.

As of March 31, 2008, CIPS, CILCO and IP owned or were otherwise responsible for several former MGP sites in Illinois. CIPS has 14, CILCO four, and IP 25. All of these sites are in various stages of investigation, evaluation and remediation. Under its current schedule, Ameren anticipates that remediation at these sites should be completed by 2015. The ICC permits each company to recover remediation and litigation costs associated with its former MGP sites from its Illinois electric and natural gas utility customers through environmental adjustment rate riders. To be recoverable, such costs must be prudently and properly incurred, and costs are subject to annual reconciliation review by the ICC. As of March 31, 2008, estimated obligations were:  CIPS - $22 million to $42 million, CILCO - $5 million to $8 million, and IP - $77 million to $171 million. CIPS, CILCO and IP also recorded liabilities of $22 million, $5 million and $77 million, respectively, to represent estimated minimum obligations as no other amount within the range is a better estimate at this time.

CIPS is also responsible for the cleanup of a former landfill in Coffeen, Illinois. As of March 31, 2008, CIPS estimated its obligation at $0.5 million to $6 million. CIPS recorded $0.5 million to represent its estimated minimum obligation for this site as no other amount within the range is a better estimate at this time. IP is also responsible for the cleanup of a landfill, underground storage tanks, and a water treatment plant in Illinois. As of March 31, 2008, IP estimated its obligation at $1 million to $4 million. IP recorded $1 million to represent its estimated minimum obligation for these sites as no other amount within the range is a better estimate at this time.

In addition, UE owns or is otherwise responsible for 10 MGP sites in Missouri and one in Iowa. UE does not currently have in effect in Missouri a rate rider mechanism that permits remediation costs associated with MGP sites to be recovered from utility customers. UE does not have any retail utility operations in Iowa that would provide a source of recovery of these remediation costs. As of   March 31, 2008, UE estimated its obligation at $5 million to $13 million. UE recorded $5 million to represent its estimated minimum obligation for its MGP sites as no other amount within the range is a better estimate at this time. UE also is responsible for four electric sites in Missouri that have corporate cleanup liability, most as a result of federal agency mandates. As of March 31, 2008, UE estimated its obligation at $4 million to $17 million. UE recorded $4 million to represent its estimated minimum obligation for these sites as no other amount within the range is a better estimate at this time.

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

Sauget Area 2 investigation activities under the oversight of the EPA are largely completed, and the results will be submitted to the EPA by the third quarter of 2008. Following this submission, the EPA will ultimately select a remedy alternative and begin negotiations with various PRPs to implement it. Over the last several years, numerous other parties have joined the PRP group and presumably will participate in the funding of any required remediation. In addition, Pharmacia Corporation and Monsanto Company have agreed to assume the liabilities related to Solutia’s former chemical waste landfill in the Sauget Area 2, notwithstanding Solutia’s filing for bankruptcy protection.

In March 2008, the EPA issued an administrative order to CIPS requesting that it participate in a portion of an environmental cleanup of a site within Sauget Area 2 previously occupied by Clayton Chemical Company. CIPS was formerly a customer of Clayton Chemical Company that, before its dissolution, was a recycler of waste solvents and oil. Other former customers of Clayton Chemical Company were issued similar orders by the EPA.

In December 2004, AERG submitted a comprehensive package to the Illinois EPA to address groundwater and surface water issues associated with the recycle pond, ash ponds, and reservoir at the Duck Creek power plant facility. Information submitted by AERG is currently under review by the Illinois EPA. CILCORP and CILCO both have a liability of $2 million at March 31, 2008, included on their Consolidated Balance Sheets for the estimated cost of the remediation effort, which involves treating and discharging recycle-system water in order to address these groundwater and surface water issues.

In addition, our operations, or those of our predecessor companies, involve the use, disposal of and, in appropriate circumstances, the cleanup of substances regulated under environmental protection laws. We are unable to determine the impact these actions may have on our results of operations, financial position, or liquidity.

Polychlorinated Biphenyls Information Request

Polychlorinated biphenyls (PCBs) are a blend of chemical compounds that were historically used in a variety of industrial products because of their chemical and thermal stability. In natural gas systems, PCBs were used as a compressor lubricant and a valve sealant before their sale for these applications was banned by the EPA in 1979. During the third quarter of 2007, the Ameren Illinois Utilities received requests from the Illinois attorney general and the EPA for information regarding their experiences with PCBs in their gas distribution systems. The Ameren Illinois Utilities responded to these information requests.

The Ameren Illinois Utilities evaluated their gas distribution systems for the presence of PCBs. They believe that the presence of PCBs is limited to discrete areas and is not widespread throughout their service territories. We cannot predict whether any further actions will be required on the part of the Ameren Illinois Utilities regarding this matter or what the ultimate outcome will be.

Pumped-storage Hydroelectric Facility Breach

In December 2005, there was a breach of the upper reservoir at UE’s Taum Sauk pumped-storage hydroelectric facility. This resulted in significant flooding in the local area, which damaged a state park.

UE has settled all state and federal issues associated with the December 2005 Taum Sauk incident. In addition, UE received approval from FERC to rebuild the upper reservoir at its Taum Sauk plant and hired a contractor. The estimated cost to rebuild the upper reservoir is in the range of $450 million. UE expects the Taum Sauk plant to be out of service through early 2010.

In December 2006, 10 business owners filed a lawsuit regarding the Taum Sauk breach. The suit, which was filed in the Missouri Circuit Court of Reynolds County and remains pending, contains allegations of negligence, violations of the Missouri Clean Water Act, and various other statutory and common law claims and seeks damages relating to business losses, lost profit, and unspecified punitive damages.

At this time, UE believes that substantially all damages and liabilities caused by the breach, including costs related to the settlement agreement with the state of Missouri, the cost of rebuilding the plant, and the cost of replacement power, up to $8 million annually, will be covered by insurance. Insurance will not cover lost electric margins and penalties paid to FERC. UE expects that the total cost for cleanup, damage and liabilities, excluding costs to rebuild the reservoir will range from $200 million to $220 million. As of March 31, 2008, UE had paid $157 million and accrued a $43 million liability, including costs resulting from the FERC-approved stipulation and consent agreement, while expensing $32 million and recording a $168 million receivable due from insurance companies. As of March 31, 2008, UE had received $89 million from insurance companies, which reduced the insurance receivable balance to $79 million. As of March 31, 2008, UE had a $144 million receivable due from insurance companies related to the rebuilding of the facility. Under UE’s insurance policies, all claims by or against UE are subject to review by its insurance carriers.

In September 2007, the Missouri Coalition for the Environment, the Sierra Club, and American Rivers filed a motion to seek intervention and rehearing and a stay of FERC authorization granted to UE to rebuild the upper reservoir at its Taum Sauk plant. In December 2007, FERC granted intervention, denied rehearing, and dismissed the request for stay. In February 2008, the Missouri Coalition for the Environment and the Missouri Parks Association filed an appeal of FERC’s decision with the U.S. Court of Appeals for the Eighth Circuit. We are unable to predict how or when the Court of Appeals will rule on this appeal.

In December 2007, the Missouri Parks Association filed a lawsuit in the U.S. District Court for the District of Columbia against UE and FERC to stop the reconstruction of the upper reservoir at the Taum Sauk plant. The Missouri Parks Association claims that FERC failed to adequately study the environmental effect of reopening the hydroelectric plant or alternatives to rebuilding it. In January 2008, UE filed a motion to dismiss the lawsuit, arguing that the U.S. District Court lacks jurisdiction over the subject matter of the case. In March 2008, the U.S. District Court dismissed the lawsuit filed by the Missouri Parks Association.

Until litigation has been resolved and the insurance review is completed, among other things, we are unable to determine the total impact the breach may have on Ameren’s and UE’s results of operations, financial position, or liquidity beyond those amounts already recognized.

Mechanics’ Liens

Approximately 20 mechanics’ liens were filed by various subcontractors who provided labor or material for a 2007 planned maintenance outage at the Duck Creek facility of CILCO subsidiary, AERG. The total lien claim amount was $26 million plus interest at March 31, 2008. In November 2007, the primary subcontractor on the project filed a complaint for foreclosure of its mechanic’s lien of $19 million plus interest against AERG in the Circuit Court of Fulton County, Illinois. AERG believes it has paid the general contractor the amount due in full (less a contract-allowed holdback of $4 million), and since this arose out of a contract dispute between the general contractor and the primary subcontractor, AERG is currently considering its potential remedies against the general contractor. In February 2008, AERG filed its answer in the lawsuit denying the validity of the liens. At this time, we are unable to predict the impact of these liens and lawsuit on CILCO’s or AERG’s future results of operations, financial position, or liquidity.

Asbestos-related Litigation

Ameren, UE, CIPS, Genco, CILCO and IP have been named, along with numerous other parties, in a number of lawsuits filed by plaintiffs claiming varying degrees of injury from asbestos exposure. Most have been filed in the Circuit Court of Madison County, Illinois. The total number of defendants named in each case is significant; as many as 189 parties are named in some pending cases and as few as six in others. However, in the cases that were pending as of March 31, 2008, the average number of parties was 65.

The claims filed against Ameren, UE, CIPS, Genco, CILCO and IP allege injury from asbestos exposure during the plaintiffs’ activities at our present or former electric generating plants. Former CIPS plants are now owned by Genco, and former CILCO plants are now owned by AERG. Most of IP’s plants were transferred to a Dynegy subsidiary prior to Ameren’s acquisition of IP. As a part of the transfer of ownership of the CIPS and CILCO generating plants, CIPS and CILCO have contractually agreed to indemnify Genco and AERG, respectively, for liabilities associated with asbestos-related claims arising from activities prior to the transfer. Each lawsuit seeks unspecified damages, which, if awarded at trial, typically would be shared among various defendants.

From January 1, 2008, through March 31, 2008, eight additional asbestos-related lawsuits were filed against UE, CIPS, CILCO and IP, mostly in the Circuit Court of Madison County, Illinois. Three lawsuits were settled and nine lawsuits were dismissed. The following table presents the status as of March 31, 2008, of the asbestos-related lawsuits that have been filed against the Ameren Companies:

		Specifically Named as Defendant
	Total(a)	Ameren	UE	CIPS	Genco	CILCO	IP
Filed	357	32	198	151	2	50	172
Settled	126	-	67	56	-	19	64
Dismissed	160	29	105	58	2	17	78
Pending	71	3	26	37	-	14	30

(a)	Totals do not equal to the sum of the subsidiary unit lawsuits because some of the lawsuits name multiple Ameren entities as defendants.

As of March 31, 2008, ten asbestos-related lawsuits were pending against EEI. The general liability insurance maintained by EEI provides coverage with respect to liabilities arising from asbestos-related claims.

IP has a tariff rider to recover the costs of asbestos-related litigation claims, subject to the following terms. 90% of cash expenditures in excess of the amount included in base electric rates are recovered by IP from a trust fund established by IP and financed with contributions of $10 million each by Ameren and Dynegy. At March 31, 2008, the trust fund balance was $23 million, including accumulated interest.

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

NOTE 10 – CALLAWAY NUCLEAR PLANT

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

Electric utility rates charged to customers provide for the recovery of the Callaway nuclear plant’s decommissioning costs, which include decontamination, dismantling, and site restoration costs, over an assumed 40-year life of the plant, ending with the expiration of the plant’s operating license in

2024. UE intends to submit a license extension application with the NRC to extend its Callaway nuclear plant’s operating license to 2044. It is assumed that the Callaway nuclear plant site will be decommissioned based on immediate dismantlement method and removal from service. Ameren and UE have recorded an ARO for the Callaway nuclear plant decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Decommissioning costs are charged to the costs of service used to establish electric rates for UE’s customers. These costs amounted to $7 million in each of the years 2007, 2006 and 2005. Every three years, the MoPSC requires UE to file an updated cost study for decommissioning its Callaway nuclear plant. Electric rates may be adjusted at such times to reflect changed estimates. The latest study was filed in 2005. Minor tritium contamination was discovered on the Callaway nuclear plant site in the summer of 2006. Existing facts and regulatory requirements indicate that this discovery will not cause any significant increase in a decommissioning cost estimate when the next study is conducted and filed on September 1, 2008. Costs collected from customers are deposited in an external trust fund to provide for the Callaway nuclear plant’s decommissioning. If the assumed return on trust assets is not earned, we believe that it is probable that any such earnings deficiency will be recovered in rates. The fair value of the nuclear decommissioning trust fund for UE’s Callaway nuclear plant is reported in Nuclear Decommissioning Trust Fund in Ameren’s and UE’s Consolidated Balance Sheets. This amount is legally restricted. It may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund and to a regulatory asset or regulatory liability, as appropriate.

NOTE 11 – OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income as reported on the statements of income and all other changes in common stockholders’ equity, except those resulting from transactions with common shareholders. A reconciliation of net income to comprehensive income for the three months ended March 31, 2008 and 2007, is shown below for the Ameren Companies:

	Three Months
	2008	2007
Ameren:(a)
Net income	$138	$123
Unrealized net (loss) on derivative hedging instruments, net of taxes (benefit) of $(36) and $(15), respectively	(63)	(28)
Reclassification adjustments for derivative (gain) loss included in net income, net of taxes (benefit) of $(3) and $7, respectively	6	(13)
Adjustment to pension and benefit obligation, net of taxes (benefit) of $(2) and $(1), respectively	2	2
Total comprehensive income, net of taxes	$83	$84
UE:
Net income	$64	$33
Unrealized net (loss) on derivative hedging instruments, net of taxes (benefit) of $(7) and $(3), respectively	(11)	(5)
Reclassification adjustments for derivative (gain) loss included in net income, net of taxes (benefit) of $(1) and $2, respectively	1	(3)
Total comprehensive income, net of taxes	$54	$25
CIPS:
Net income	$3	$12
Unrealized net gain on derivative hedging instruments, net of taxes of $- and $-, respectively	-	1
Total comprehensive income, net of taxes	$3	$13
Genco:
Net income	$46	$43
Unrealized net (loss) on derivative hedging instruments, net of taxes (benefit) of $(4) and $(1), respectively	(6)	(2)
Adjustment to pension and benefit obligation, net of taxes (benefit) of $(2) and $-, respectively	3	1
Total comprehensive income, net of taxes	$43	$42
CILCORP:
Net income	$20	$21
Unrealized net gain on derivative hedging instruments, net of taxes of $- and $2, respectively	-	3
Reclassification adjustments for derivative (gain) included in net income, net of taxes of $1 and $2, respectively	(1)	(3)
Adjustment to pension and benefit obligation, net of taxes (benefit) of $(1) and $-, respectively	-	1
Total comprehensive income, net of taxes	$19	$22
CILCO:
Net income	$26	$27
Unrealized net gain on derivative hedging instruments, net of taxes of $- and $2, respectively	-	3
Reclassification adjustments for derivative (gain) included in net income, net of taxes of $- and $2, respectively	-	(3)
Total comprehensive income, net of taxes	$26	$27
IP:
Net income	$3	$15
Total comprehensive income, net of taxes	$3	$15

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

NOTE 12 – RETIREMENT BENEFITS

Ameren's pension plans are funded in compliance with income tax regulations and federal funding requirements. In May 2007, the MoPSC issued an electric rate order for UE that allows UE to recover through customer rates pension expense incurred under GAAP. Ameren expects to fund its pension plans at a level equal to the pension expense. Based on Ameren's assumptions at December 31, 2007, and reflecting this pension funding policy, Ameren expects annual contributions of $40 million to $70 million in each of the next five years. These amounts are estimates and may change with actual stock market performance, changes in interest rates, any pertinent changes in government regulations, and any voluntary contributions. Our policy for postretirement benefits is primarily to fund the Voluntary Employee Beneficiary Association trusts to match the annual postretirement expense.

The following table presents the components of the net periodic benefit cost for our pension and postretirement benefit plans for the three months ended March 31, 2008 and 2007:

	Pension Benefits(a)		Postretirement Benefits(a)
	Three Months		Three Months
	2008	2007	2008	2007
Service cost	$15	$16	$5	$6
Interest cost	47	45	19	19
Expected return on plan assets	(53)	(52)	(14)	(13)
Amortization of:
Transition obligation	-	-	-	-
Prior service cost (benefit)	3	3	(2)	(2)
Actuarial loss	1	6	4	7
Net periodic benefit cost	$13	$18	$12	$17

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

UE, CIPS, Genco, CILCORP, CILCO and IP are participants in Ameren’s plans and are responsible for their proportional share of the pension and postretirement costs. The following table presents the pension costs and the postretirement benefit costs incurred for the three months ended March 31, 2008 and 2007:

	Pension Costs		Postretirement Costs
	Three Months		Three Months
	2008	2007	2008	2007
Ameren(a)	$13	$18	$12	$17
UE	9	10	6	9
CIPS	2	2	1	2
Genco	1	1	1	1
CILCORP	-	3	1	2
IP	1	2	3	3

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

NOTE 13 – SEGMENT INFORMATION

Ameren has three reportable segments: Missouri Regulated, Illinois Regulated and Non-rate-regulated Generation. The Missouri Regulated segment for Ameren includes all the operations of UE’s business as described in Note 1 – Summary of Significant Accounting Policies, except for UE’s 40% interest in EEI and other non-rate regulated activities, which are included in Other. UE’s interest in EEI was transferred to Resources Company on February 29, 2008. The Illinois Regulated segment for Ameren consists of the regulated electric and gas transmission and distribution businesses of CIPS, CILCO, and IP, as described in Note 1 – Summary of Significant Accounting Policies. The Non-rate-regulated Generation segment for Ameren consists primarily of the operations or activities of Genco, the CILCORP parent company, AERG, EEI, and Marketing Company. The category called Other primarily includes Ameren parent company activities and the leasing activities of CILCORP, AERG, Resources Company, and CIPSCO Investment Company. CIPSCO Investment Company was eliminated on March 31, 2008, through an internal reorganization.

UE has one reportable segment: Missouri Regulated. The Missouri Regulated segment for UE includes all the operations of UE’s business as described in Note 1 – Summary of Significant Accounting Policies, except for UE’s 40% interest in EEI and other non-rate-regulated activities, which are included in Other.

CILCORP and CILCO have two reportable segments: Illinois Regulated and Non-rate-regulated Generation. The Illinois Regulated segment for CILCORP and CILCO consists of the regulated electric and gas transmission and distribution businesses of CILCO. The Non-rate-regulated Generation segment for CILCORP and CILCO consists of the generation business of AERG. For CILCORP and CILCO, Other comprises parent company activity and minor activities not reported in the Illinois Regulated or Non-rate-regulated Generation segments for CILCORP.

The following table presents information about the reported revenues and specified items included in net income of Ameren for the three months ended March 31, 2008 and 2007, and total assets as of March 31, 2008 and December 31, 2007.

Three Months	Missouri Regulated	Illinois Regulated	Non-rate-regulated Generation	Other	Intersegment Eliminations	Consolidated
2008:
External revenues	$715	$1,046	$316	$2	$-	$2,079
Intersegment revenues	9	11	132	4	(156)	-
Net income (loss)(a)	52	16	78	(8)	-	138
2007:
External revenues	$638	$1,059	$318	$9	$-	$2,024
Intersegment revenues	12	7	133	10	(162)	-
Net income(a)	18	33	70	2	-	123
As of March 31, 2008:
Total assets	$10,762	$6,333	$4,184	$897	$(1,418)	$20,758
As of December 31, 2007:
Total assets	$10,852	$6,385	$4,027	$965	$(1,501)	$20,728

(a)	Represents net income available to common shareholders; 100% of CILCO’s preferred stock dividends are included in the Illinois Regulated segment.

The following table presents information about the reported revenues and specified items included in net income of UE for the three months ended March 31, 2008 and 2007, and total assets as of March 31, 2008 and December 31, 2007.

Three Months	Missouri Regulated	Other (a)	Consolidated UE
2008:
Revenues	$724	$-	$724
Net income(b)	52	11	63
2007:
Revenues	$650	$-	$650
Net income(b)	18	14	32
As of March 31, 2008:
Total assets	$10,762	$-	$10,762
As of December 31, 2007:
Total assets	$10,852	$51	$10,903

(a)	Included 40% interest in EEI through February 29, 2008.
(b)  Represents net income available to the common shareholder (Ameren).

The following table presents information about the reported revenues and specified items included in net income of CILCORP for the three months ended March 31, 2008 and 2007, and total assets as of March 31, 2008 and December 31, 2007.

Three Months	Illinois Regulated	Non-rate-regulated Generation	CILCORP Other	Intersegment Eliminations	Consolidated CILCORP
2008:
External revenues	$266	$79	$-	$-	$345
Intersegment revenues	-	1	-	(1)
Net income(a)	12	8	-	-	20
2007:
External revenues	$239	$76	$-	$-	$315
Intersegment revenues	-	1	-	(1)	-
Net income(a)	8	13	-	-	21
As of March 31, 2008:
Total assets(b)	$1,200	$1,502	$2	$(191)	$2,513
As of December 31, 2007:			-
Total assets(b)	$1,202	$1,455	$1	$(199)	$2,459

(a)	Represents net income available to the common shareholder (Ameren); 100% of CILCO’s preferred stock dividends are included in the Illinois Regulated segment.
(b)  Total assets for Illinois Regulated include an allocation of goodwill and other purchase accounting amounts related to CILCO that are recorded at CILCORP (parent company).

The following table presents information about the reported revenues and specified items included in net income of CILCO for the three months ended March 31, 2008 and 2007, and total assets as of March 31, 2008 and December 31, 2007.

Three Months	Illinois Regulated	Non-rate-regulated Generation	CILCO Other	Intersegment Eliminations	Consolidated CILCO
2008:
External revenues	$266	$79	$-	$-	$345
Intersegment revenues	-	1	-	(1)	–
Net income(a)	12	14	-	-	26
2007:
External revenues	$239	$76	$-	$-	$315
Intersegment revenues	-	1	-	(1)	-
Net income(a)	8	19	-	-	27
As of March 31, 2008:
Total assets	$1,011	$919	$-	$(1)	$1,929
As of December 31, 2007:
Total assets	$1,012	$859	$-	$(9)	$1,862

(a)	Represents net income available to the common shareholder (CILCORP); 100% of CILCO’s preferred stock dividends are included in the Illinois Regulated segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Ameren Executive Summary

Ameren’s earnings in the first quarter of 2008 exceeded its earnings in the 2007 comparable period principally because of the net impact of the following items:

•	Severe ice storms reduced Ameren’s first quarter 2007 net income by $18 million.
•	A FERC order that resettled costs among market participants, retroactive to 2005, reduced Ameren’s first quarter 2007 net income by $10 million.
•
The net costs associated with the Illinois electric settlement agreement reduced Ameren net income by  $6 million in the first quarter of 2008, while the reversal of a 2006 charge related to funding commitments for the Illinois Customer Elect electric rate increase phase-in plan benefited first quarter 2007 net income by $10 million.

•	Net mark-to-market gains from nonqualifying hedges increased Ameren’s first quarter 2008 net income by $10 million, as compared to losses of $4 million in the first quarter of 2007.

Excluding these items, Ameren’s earnings in the first quarter of 2008 were below its earnings in the same period in 2007 principally because of higher fuel prices, increased distribution system reliability spending and the impact of electric rate redesign in Illinois. In late 2007, the ICC authorized redesigned electric rates to reduce seasonal fluctuations for residential customers who use electricity to heat their homes. The effect of these redesigned rates will shift some revenues from winter to summer months with no impact on full-year earnings. The earnings impact of these unfavorable items was reduced by, among other things, improved generation levels, higher power sales prices, the impact of colder weather on natural gas and power demand, and the benefit of the 2007 Missouri electric and natural gas rate orders.

Rising costs, coupled with significant levels of investment in Ameren’s Illinois and Missouri regulated business segments, continued to negatively impact the earnings of these segments. This is because current utility rate levels are not sufficient to recover costs and provide reasonable returns. To address this issue, rate adjustment requests have been filed by all of Ameren’s utilities. In November 2007, electric and gas delivery service rate adjustment requests were filed in Illinois for CIPS, CILCO and IP, which, as amended, requested a total annual increase in revenues of $220 million in the aggregate. In April 2008, a $251 million electric rate increase request was filed in Missouri by UE. These cases are progressing, and final decisions are expected by the end of September 2008 for the Illinois rate cases and by March 2009 for the Missouri rate case. Achieving constructive regulatory outcomes in these cases is critical to UE's, CIPS', CILCO's and IP’s ability to invest in their energy infrastructure in order to meet customers’ expectations and deliver safe reliable service.

Since the beginning of 2008, UE, Genco, and IP have been very active in the capital markets as nearly $900 million of debt has been issued to refinance outstanding insured auction-rate tax-exempt bonds and short-term debt as well as to fund construction programs. Early this year the insured auction-rate tax-exempt securities market effectively collapsed. UE and the Ameren Illinois Utilities moved quickly to obtain the necessary regulatory approvals to refinance $621 million of their $828 million insured auction-rate tax-exempt debt outstanding at March 31, 2008. The remaining

$207 million of auction-rate securities currently have reasonable interest rates in the event of a related auction failure.

General

Ameren, headquartered in St. Louis, Missouri, is a public utility holding company under PUHCA 2005 administered by FERC. Ameren’s primary assets are the common stock of its subsidiaries. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets and liabilities. These subsidiaries operate rate-regulated electric generation, transmission and distribution businesses, rate-regulated natural gas transmission and distribution businesses, and non-rate-regulated electric generation businesses in Missouri and Illinois, as discussed below. Dividends on Ameren’s common stock are dependent on distributions made to it by its subsidiaries. Ameren’s principal subsidiaries are listed below.

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

RESULTS OF OPERATIONS

Earnings Summary

Our results of operations and financial position are affected by many factors. Weather, economic conditions, and the actions of key customers or competitors can significantly affect the demand for our services. Our results are also affected by seasonal fluctuations: winter heating and summer cooling demands. The vast majority of Ameren’s revenues are subject to state or federal regulation. This regulation has a material impact on the price we charge for our services. Non-rate-regulated Generation sales are also subject to market conditions for power. We principally use coal, nuclear fuel, natural gas, and oil in our operations. The prices for these commodities can fluctuate significantly due to the global economic and political environment, weather, supply and demand, and many other factors. We do not currently have a fuel and purchased power cost recovery mechanism in Missouri for our electric utility business. We do have natural gas cost recovery mechanisms for our Illinois and Missouri gas delivery businesses and purchased power cost recovery mechanisms for our Illinois electric delivery businesses. See Note 2 – Rate and Regulatory Matters to our financial statements under Part I, Item 1, for a discussion of pending rate cases and the Illinois electric settlement agreement. Fluctuations in interest rates affect our cost of borrowing and our pension and postretirement benefits costs. We employ various risk management strategies to reduce our exposure to commodity risk and other risks inherent in our business. The reliability of our power plants and transmission and distribution systems, the level of purchased power costs, operating and administrative costs, and capital investment are key factors that we seek to control to optimize our results of operations, financial position, and liquidity.

Ameren’s net income increased to $138 million, or 66 cents per share, in the first quarter of 2008 from $123 million, or 59 cents per share, in the first quarter of 2007. Net income increased in the Missouri Regulated and Non-rate-regulated Generation segments by $34 million and $8 million, respectively, in the first three months of 2008 compared to the prior-year period, while net income in the Illinois Regulated segment decreased by $17 million from the same period in 2007.

Earnings were favorably impacted in the first quarter of 2008 as compared with the same period in 2007 by:

•	increased plant availability and margins on interchange sales in the Missouri Regulated segment;
•	increased plant availability in the Non-rate-regulated Generation segment;
•	the absence of costs in 2008 that were incurred in January 2007 associated with electric outages caused by a severe ice storm (9 cents per share);
•	net mark-to-market gains on energy and fuel-related transactions (7 cents per share);
•
higher electric rates, lower depreciation expense and decreased income tax expense in the Missouri Regulated segment pursuant to the MoPSC electric rate order for UE issued in May 2007 (6 cents per share);

•	the absence of costs in 2008 that were incurred in 2007 as a result of a March 2007 FERC order that resettled costs among market participants retroactive to 2005 (5 cents per share); and

•	favorable weather conditions (estimated at 3 cents per share).

Earnings were negatively impacted in the first quarter of 2008 as compared with the same period in 2007 by:

•	higher fuel and related transportation prices (9 cents per share);
•	increased distribution system reliability expenditures (6 cents per share);
•	the absence in 2008 of the reversal, recorded in 2007, of the Illinois Customer Elect electric rate increase phase-in plan accrual (5 cents per share);
•	the implementation of new seasonal delivery service tariffs at the Ameren Illinois Utilities, which will have no impact on total annual revenues (5 cents per share); and
•	electric rate relief and customer assistance programs provided to certain Ameren Illinois Utilities electric customers under the Illinois electric settlement agreement (3 cents per share).

The cents per share information presented above is based on average shares outstanding in the first quarter of 2007.

Because it is a holding company, Ameren’s net income and cash flows are primarily generated by its principal subsidiaries: UE, CIPS, Genco, CILCORP and IP. The following table presents the contribution by Ameren’s principal subsidiaries to Ameren’s consolidated net income for the three months ended March 31, 2008 and 2007:

	Three Months
	2008	2007
Net income:
UE(a)	$63	$32
CIPS	2	11
Genco	46	43
CILCORP	20	21
IP	2	14
Other(b)	5	2
Ameren net income	$138	$123

(a)	Includes earnings from a non-rate-regulated 40% interest in EEI through February 29, 2008.
(b)
Includes earnings from non-rate-regulated operations and an 80% interest in EEI held by Resources Company since February 29, 2008, as well as corporate general and administrative expenses, and intercompany eliminations. Prior to February 29, 2008, included a 40% interest in EEI held by Development Company, as well as corporate general and administrative expenses and intercompany eliminations.

Below is a table of income statement components by segment for the three months ended March 31, 2008 and 2007:

	Missouri Regulated	Illinois Regulated	Non-rate-regulated Generation	Other / Intersegment Eliminations	Total
Three Months 2008:
Electric margin	$441	$178	$272	$(13)	$878
Gas margin	28	126	-	(1)	153
Other operations and maintenance	(217)	(143)	(78)	15	(423)
Depreciation and amortization	(81)	(60)	(28)	(7)	(176)
Taxes other than income taxes	(60)	(43)	(8)	(2)	(113)
Other income	12	4	1	-	17
Interest expense	(41)	(35)	(21)	(3)	(100)
Income taxes	(29)	(9)	(52)	3	(87)
Minority interest and preferred dividends	(1)	(2)	(8)	-	(11)
Net income (loss)	$52	$16	$78	$(8)	$138
Three Months 2007:
Electric margin	$408	$179	$250	$(10)	$827
Gas margin	27	115	-	(2)	140
Other revenues	1	2	-	(3)	-
Other operations and maintenance	(223)	(121)	(68)	23	(389)
Depreciation and amortization	(87)	(60)	(27)	(9)	(183)
Taxes other than income taxes	(57)	(36)	(8)	(1)	(102)
Other income and (expenses)	9	3	1	(2)	11
Interest expense	(48)	(29)	(25)	2	(100)
Income taxes	(11)	(18)	(46)	4	(71)
Minority interest and preferred dividends	(1)	(2)	(7)	-	(10)
Net income	$18	$33	$70	$2	$123

Margins

The following table presents the favorable (unfavorable) variations in the registrants’ electric and gas margins for the three months ended March 31, 2008, compared with the same period in 2007. Electric margins are defined as electric revenues less fuel and purchased power costs. Gas margins are defined as gas revenues less gas purchased for resale. We consider electric, interchange and gas margins useful measures to analyze the change in profitability of our electric and gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

Three Months	Ameren(a)	UE	CIPS	Genco	CILCORP	CILCO	IP
Electric revenue change:
Effect of weather (estimate)	$4	$1	$1	$-	$1	$1	$1
UE electric rate increase	9	9	-	-	-	-	-
Interchange revenues, excluding estimated weather impact of $(3) million	32	32	-	-	-	-	-
Illinois electric settlement agreement - net
of reimbursement	(11)	-	(2)	(4)	(3)	(3)	(2)
FERC-ordered MISO resettlements – March 2007	(13)	-	-	(8)	(4)	(4)	-
Illinois rate redesign	(38)	-	(14)	-	(6)	(6)	(18)
Net mark-to-market gains on energy contracts	12	4	-	-	-	-	-
Growth and other	9	22	(16)	-	26	26	(15)
Total electric revenue change	$4	$68	$(31)	$(12)	$14	$14	$(34)
Fuel and purchased power change:
Fuel:
Generation and other	$(19)	$(8)	$-	$(4)	$(5)	$(5)	$-
Emission allowance sales (costs)	-	(2)	-	1	1	1	-
Net mark-to-market gains on fuel contracts	11	6	-	5	1	1	-
Price	(31)	(18)	-	(9)	(2)	(2)	-
Purchased power	33	(26)	13	21	(8)	(8)	10
Illinois rate redesign	21	-	8	-	3	3	10
FERC-ordered MISO resettlements – March 2007	32	13	4	-	3	3	12
Total fuel and purchased power change	$47	$(35)	$25	$14	$(7)	$(7)	$32
Net change in electric margins	$51	$33	$(6)	$2	$7	$7	$(2)
Net change in gas margins	$13	$1	$3	$-	$4	$4	$3

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

Ameren

Ameren’s electric margin increased by $51 million, or 6%, for the three months ended March 31, 2008, compared with the same period in 2007. The following items had a favorable impact on electric margin for the first quarter of 2008 as compared to the year-ago period:

•	Net mark-to-market gains of $23 million on energy and fuel-related transactions.
•
An increase in margin on interchange sales of $22 million due to a 12% increase in average sales prices and a 13% increase in sales volume supported by increased hydroelectric generation due to improved water levels.

•
Increased plant availability, primarily in the Non-rate-regulated Generation segment. Ameren’s baseload nuclear and coal-fired generating plants’ average capacity and equivalent availability factors were approximately 82% and 88%, respectively, in the first quarter of 2008 compared with 79% and 86%, respectively, in the first quarter of 2007.

•	Reduced net MISO purchased power costs of $19 million due to the absence of the March 2007 FERC order that resettled costs in 2007 among market participants retroactive to 2005.
•	Other MISO purchased power costs, excluding the effect of the March 2007 FERC order, declined $16 million.
•	UE’s electric rate increase that went into effect June 4, 2007, which increased electric margin by an estimated $9 million.
•	Growth and other, including the effect of the 2008 leap year day.

The following items had an unfavorable impact on electric margin for the first quarter of 2008 as compared to the year-ago period:

•	A 13% increase in fuel prices.

•	The implementation of new seasonal delivery service tariffs at the Ameren Illinois Utilities, effective January 2, 2008, decreased electric margin by $17 million.
•	The Illinois electric settlement agreement, which reduced electric margin by $11 million.

Ameren’s gas margin increased by $13 million, or 9%, for the three months ended March 31, 2008, compared with the same period in 2007 due primarily to favorable weather conditions as evidenced by an 11% increase in heating degree-days.

Missouri Regulated

UE

UE’s electric margin increased $33 million, or 8%, for the three months ended March 31, 2008, compared with the same period in 2007. The following items had a favorable impact on electric margin for the first quarter of 2008 as compared to the year-ago period:

•
An increase in margin on interchange sales of $22 million due to a 12% increase in average sales prices and a 13% increase in sales volume supported by increased hydroelectric generation due to improved water levels.

•	Reduced MISO purchased power costs of $13 million due to the absence of the March 2007 FERC order.
•	Net mark-to-market gains of $10 million on energy and fuel-related transactions.
•	The electric rate increase that went into effect June 4, 2007, which increased electric margin by an estimated $9 million.
•	Growth and other, including the effect of the 2008 leap year day.

The following items had an unfavorable impact on electric margin for the three months ended March 31, 2008, as compared to the year-ago period:

•	A 14% increase in fuel prices.
•	Higher purchased power prices of $7 million.
•	Reduced emission allowance sales of $2 million.

UE’s gas margin increased by $1 million, or 4%, for the three months ended March 31, 2008, compared with the same period in 2007 due to the gas rate increase that went into effect in April 2007 and favorable weather conditions as evidenced by a 10% increase in heating-degree days.

Illinois Regulated

Illinois Regulated’s electric margin decreased by $1 million, or 1%, for the three months ended March 31, 2008, compared with the same period in 2007. Illinois Regulated’s gas margin increased by $11 million, or 10%, in the first quarter of 2008, compared with the same period in 2007.

CIPS

CIPS’ electric margin decreased by $6 million, or 10%, for the three months ended March 31, 2008, compared with the same period in 2007. The following items had an unfavorable impact on electric margin for the first quarter of 2008 as compared to the year-ago period:

•	The implementation of new seasonal delivery service tariffs decreased electric margin by $6 million.
•	The Illinois electric settlement agreement, which reduced electric margin by $2 million.

These unfavorable variances were partially offset by reduced MISO purchased power costs of $4 million due to the absence of the March 2007 FERC order.

CIPS’ gas margin increased by $3 million, or 11%, for the three months ended March 31, 2008, compared with the same period in 2007 primarily because of favorable weather conditions as evidenced by a 10% increase in heating degree-days.

CILCO (Illinois Regulated)

The following table provides a reconciliation of CILCO’s change in electric margin by segment to CILCO’s total change in electric margin for the three months ended March 31, 2008, as compared with the same period in 2007:

Three Months
CILCO (Illinois Regulated)	$7
CILCO (AERG)	-
Total change in electric margin	$7

CILCO’s (Illinois Regulated) electric margin increased by $7 million, or 24%, for the three months ended March 31, 2008, compared to the same period in 2007 primarily as a result of reduced MISO purchased power costs of $3 million due to the absence of the March 2007 FERC order.

The following items had an unfavorable impact on electric margin for the first quarter of 2008 as compared to the year-ago period:

•	The implementation of new seasonal delivery service tariffs decreased electric margin by $3 million.
•	The Illinois electric settlement agreement, which reduced electric margin by $1 million.

See Non-rate-regulated Generation below for an explanation of CILCO’s (AERG) change in electric margin for the three months ended March 31, 2008, as compared with the same period in 2007.

CILCO’s (Illinois Regulated) gas margin increased by   $5 million, or 15%, for the three months ended March 31, 2008, compared with the same period in 2007 because of favorable weather conditions as evidenced by an 8% increase in heating degree-days and increased growth.

IP

IP’s electric margin decreased by $2 million, or 2%, for the three months ended March 31, 2008, compared with the same period in 2007. The following items had an unfavorable impact on electric margin for the first quarter of 2007 as compared to the year-ago period:

•	The implementation of new seasonal delivery service tariffs decreased electric margin by $8 million.
•	The Illinois electric settlement agreement, which reduced electric margin by $2 million.

These unfavorable variances were partially offset by reduced MISO purchased power costs of $12 million due to the absence of the March 2007 FERC order.

IP’s gas margin increased by $3 million, or 5%, for the three months ended March 31, 2008, compared with the same period in 2007 primarily because of favorable weather conditions as evidenced by a 13% increase in heating degree-days.

Non-rate-regulated Generation

Non-rate-regulated Generation’s electric margin increased by $22 million, or 9%, for the three months ended March 31, 2008, compared with the same period in 2007.

Genco

Genco’s electric margin increased by $2 million, or 1%, for the three months ended March 31, 2008, compared with the same period in 2007. The following items had a favorable impact on electric margin for the first quarter of 2008 as compared to the year-ago period:

•
Increased plant availability. Genco’s baseload coal-fired generating plants’ average capacity and equivalent availability factors were 79% and 86%, respectively, in the first quarter of 2008 compared with 73% and 81%, respectively, in the first quarter of 2007.

•	MISO purchased power costs decreased $3 million.
•	Replacement power cost insurance recoveries of $6 million.
•	Net mark-to-market gains of $5 million on fuel-related transactions.

The following items had an unfavorable impact on electric margin for the first quarter of 2008 as compared to the year-ago period:

•	A 9% increase in fuel prices.
•	Reduced MISO-related revenues of $8 million due to the absence of the March 2007 FERC order.
•	The Illinois electric settlement agreement, which reduced electric margin by $4 million.

CILCO (AERG)

For the three months ended March 31, 2008, AERG’s electric margin was comparable with the same period in 2007. The following items had an unfavorable impact on electric margin for the first quarter of 2008 as compared with the year-ago period:

•	A 10% increase in coal prices together with greater oil consumption during plant startups.
•	Reduced MISO-related revenues of $4 million due to the absence of the March 2007 FERC order.
•	The Illinois electric settlement agreement, which reduced electric margin by $2 million.

The following items had a favorable impact on electric margin for the first quarter of 2008 as compared to the year-ago period:

•
Increased plant availability. AERG’s baseload coal-fired generating plants’ average capacity and equivalent availability factors were 72% and 77%, respectively, in the first quarter of 2008 compared with 62% and 70%, respectively, in the first quarter of 2007.

•	Emission allowance expenses decreased $1 million.
•	Net mark-to-market gains of $1 million on fuel-related transactions.

EEI

EEI’s electric margin increased by $11 million, or 16%, for the three months ended March 31, 2008, compared with the same period in 2007 primarily because of a 17% increase in the market price of power realized by EEI.

The following items had an unfavorable impact on electric margin for the first quarter of 2008 as compared with the year-ago period:

•	An 8% increase in fuel prices.
•
Decreased plant availability. EEI’s baseload coal-fired generating plant’s average capacity and equivalent availability factors were both 90% in the first quarter 2008 compared with 93% in the first quarter 2007.

Marketing Company

An increase in nonaffiliated net mark-to-market energy-related gains of $8 million at Marketing Company for the three months ended March 31, 2008, compared with the first quarter of 2007 also contributed to Non-rate-regulated Generation’s higher electric margin.

Operating Expenses and Other Statement of Income Items

Other Operations and Maintenance

Ameren

Other operations and maintenance expenses increased $34 million in the first quarter of 2008 compared with the first quarter of 2007, primarily because of higher distribution system reliability expenditures of $12 million, increased plant maintenance expenditures of $5 million, due to outages at coal-fired plants, higher labor costs of $5 million, and increased bad debt expense. Additionally, in the first quarter of 2007, a $15 million accrual established in 2006 for contributions to assist customers through the Illinois Customer Elect electric rate increase phase-in plan was reversed due to the termination of the plan, with no similar item in the first quarter of 2008. This plan was replaced with the Illinois electric settlement agreement in August 2007.

The decreased impact of ice storms in the first quarter of 2008, as compared with the same period in 2007, reduced the effect of these unfavorable items. In January 2007, we experienced a severe ice storm in UE’s and CIPS’ service territories resulting in system repair expenditures of $28 million, as compared with $10 million in expenditures for minor storms in the first quarter of 2008, primarily in CIPS’ service territory.

Variations in other operations and maintenance expenses in Ameren’s, CILCORP’s and CILCO’s business segments and for the Ameren Companies for the three months ended March 31, 2008, compared with the same period in 2007 were as follows:

Missouri Regulated

UE

UE’s other operations and maintenance expenses decreased $7 million in the first quarter of 2008 compared with the first quarter of 2007, primarily because of the decreased impact of ice storms in the first quarter of 2008 as compared with the same period in 2007. Storm repair expenditures in the first quarter of 2008 were $4 million as compared with repair expenditures of $25 million in the first quarter of 2007. Reducing the benefit of decreased storm expenditures were increased distribution system reliability expenditures of  $6 million and higher labor and employee benefit costs in the first quarter of 2008.

Illinois Regulated

Other operations and maintenance expenses increased $22 million in the Illinois Regulated segment in the three months ended March 31, 2008, compared with the same period in 2007.

CIPS

Other operations and maintenance expenses increased $7 million in the first quarter of 2008 compared with the same period in 2007. The increase was primarily because of the reversal in the first quarter of 2007 of an accrual of $4 million established in 2006 for contributions to assist customers through the Illinois Customer Elect electric rate increase phase-in plan, with no similar item in the first quarter of 2008. Storm repair expenditures in the first quarter of 2008 exceeded the cost of storm repairs in the prior-year quarter by $2 million.

CILCO (Illinois Regulated)

Other operations and maintenance expenses increased $3 million in the first quarter of 2008 compared with the same period in 2007. In the first quarter of 2007, CILCO (Illinois Regulated) reversed a $3 million accrual established in 2006 for the Illinois Customer Elect electric rate increase phase-in plan contributions, with no similar item in the first quarter of 2008.  Additionally, bad debt expense increased in the first quarter of 2008 compared with the same period in the prior year.

IP

Other operations and maintenance expenses increased $12 million in the first quarter of 2008 compared with the same period in 2007. The increase was primarily because of the reversal in the first quarter of 2007 of an accrual of $8 million established in 2006 for contributions to assist customers through the Illinois Customer Elect electric rate increase phase-in plan, with no similar item in the first quarter of 2008. Additionally, distribution system reliability expenditures increased $5 million and bad debt expense increased $2 million over the prior-year quarter.

Non-rate-regulated Generation

Other operations and maintenance expenses increased $10 million in the Non-rate-regulated Generation segment in the three months ended March 31, 2008, compared with the same period in 2007.

Genco and CILCO (AERG)

Other operations and maintenance expenses increased $6 million at Genco and $4 million at CILCO (AERG) in the first quarter of 2008 as compared with the first quarter of 2007, primarily because of higher plant maintenance costs due to scheduled outages.

CILCORP (Parent Company Only) and EEI

Other operations and maintenance expenses were comparable between periods.

Depreciation and Amortization

Ameren

Ameren’s depreciation and amortization expenses decreased $7 million in the three months ended March 31, 2008, compared with the same period in 2007, primarily because of changes in the useful lives of UE’s plants as discussed below. Increased capital additions over the past year reduced the benefit of this item.

Variations in depreciation and amortization expenses in Ameren’s, CILCORP’s and CILCO’s business segments and for the Ameren Companies for the three months ended March 31, 2008, compared with the same period in 2007 were as follows:

Missouri Regulated

UE

Depreciation and amortization expenses decreased $6 million between periods primarily because of the extension of UE’s nuclear and coal-fired plants’ useful lives for purposes of calculating depreciation expense in connection with a MoPSC electric rate order effective June 2007. Reducing the benefit of this item was an increase in capital additions over the past year.

Illinois Regulated

Depreciation and amortization expenses were comparable in the three months ended March 31, 2008, with the same period in 2007 in the Illinois Regulated segment and for CIPS, CILCO (Illinois Regulated) and IP.

Non-rate-regulated Generation

Depreciation and amortization expenses were comparable in the first quarter of 2008 with the same period in 2007 in the Non-rate-regulated Generation segment and for CILCORP (Parent Company Only) and EEI. Depreciation and amortization expenses decreased $2 million at Genco in the first quarter of 2008 compared with the same period in 2007 as a result of modified depreciation rates pursuant to a depreciation study performed in September 2007. Depreciation and amortization expenses increased $2 million at CILCO (AERG) between periods primarily because of capital additions over the past year.

Taxes Other Than Income Taxes

Ameren

Ameren’s taxes other than income taxes increased $11 million in the first quarter of 2008 compared with the first quarter of 2007, primarily because of higher gross receipts and property taxes.

Variations in taxes other than income taxes in Ameren’s, CILCORP’s and CILCO’s business segments and for the Ameren Companies for the three months ended March 31, 2008, compared with the same period in 2007 were as follows:

Missouri Regulated

UE

Taxes other than income taxes increased $3 million at UE in the first quarter of 2008 compared with the first quarter of 2007, primarily because of higher gross receipts taxes.

Illinois Regulated

Taxes other than income taxes increased $7 million in the Illinois Regulated segment for the three months ended March 31, 2008, compared with the same period in 2007. Higher excise taxes in the first quarter of 2008 resulted in increased taxes other than income taxes at CIPS, CILCO (Illinois Regulated) and IP. Additionally, higher property taxes of $2 million contributed to the increase at CIPS.

Non-rate-regulated Generation

Taxes other than income taxes were comparable in the three months ended March 31, 2008, with the same period in 2007 in the Non-rate-regulated Generation segment and for Genco, CILCORP (Parent Company Only), CILCO (AERG) and EEI.

Other Income and Expenses

Ameren

Miscellaneous income increased $5 million in the three months ended March 31, 2008, compared with the same period in 2007, primarily because of an increase in allowance for funds used during construction at UE. Miscellaneous expense was comparable between periods.

Variations in other income and expenses in Ameren’s, CILCORP’s and CILCO’s business segments and for the Ameren Companies for the three months ended March 31, 2008, compared with the same period in 2007 were as follows:

Missouri Regulated

UE

Miscellaneous income increased $4 million in the first quarter of 2008 over the first quarter of 2007 primarily because of an increase in allowance for funds used during construction. The increase resulted from higher rates and increased construction-in-progress balances. Miscellaneous expense was comparable between periods.

Illinois Regulated

Other income and expenses were comparable in the three months ended March 31, 2008, with the same period in 2007, in the Illinois Regulated segment and for CIPS, CILCO (Illinois Regulated), and IP.

Non-rate-regulated Generation

Other income and expenses were comparable in the three months ended March 31, 2008, with the same period in 2007, in the Non-rate-regulated Generation segment and for Genco, CILCORP (Parent Company Only), CILCO (AERG) and EEI.

Interest

Ameren

Interest expense was comparable in the three months ended March 31, 2008, with the same period in 2007. Increased short-term borrowings in the first quarter of 2008 and prior-year debt issuances noted below resulted in higher interest expense in the current-year period. Additionally, higher interest rates on auction-rate environmental improvement and pollution control revenue bonds resulted in increased interest expense in the first quarter of 2008 as compared with the same period last year. See Insured Auction-Rate Tax-exempt Bonds under Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of this report. These increases were mitigated by the reversal of $11 million of interest reserves for uncertain tax positions resulting from a federal tax settlement in the first quarter of 2008.

Variations in interest expense in Ameren’s, CILCORP’s and CILCO’s business segments and for the Ameren Companies for the three months ended March 31, 2008, compared with the same period in 2007 were as follows:

Missouri Regulated

UE

Interest expense decreased $7 million primarily because of the reversal of $8 million of interest reserves resulting from the federal tax settlement noted above. Partially offsetting this decrease was interest expense on increased net borrowings resulting from the issuance of $425 million senior secured notes in June 2007, the proceeds of which were used to reduce short-term borrowings between periods. Additionally, higher interest rates on auction-rate environmental improvement and pollution control revenue bonds resulted in increased interest expense.

Illinois Regulated

Interest expense increased $6 million in the Illinois Regulated segment and $8 million at IP primarily because of increased short-term borrowings in the first quarter of 2008 compared with the year-ago period, higher interest rates on auction-rate environmental improvement and pollution control revenue bonds, and the issuance of $250 million of senior secured notes at IP in November 2007. Interest expense at CIPS and CILCO (Illinois Regulated) was comparable between periods.

Non-rate-regulated Generation

Interest expense decreased $4 million in the Non-rate-regulated Generation segment and $5 million at Genco primarily because of the federal tax settlement noted above and reduced intercompany borrowings in the first quarter of 2008. Interest expense was comparable in the three months ended March 31, 2008, with the same period in 2007 at CILCORP (Parent Company Only), CILCO (AERG) and EEI.

Income Taxes

 Ameren

Ameren’s effective tax rate increased in the first quarter of 2008 as compared with the same period in 2007.

Variations in effective tax rates for Ameren’s, CILCORP’s and CILCO’s business segments and for the Ameren Companies for the three months ended March 31, 2008, compared with the same period in 2007 were as follows:

Missouri Regulated

UE

The effective tax rate increased in the first quarter of 2008 as compared with the same period in 2007, primarily because of lower reserves for uncertain tax positions in 2007 compared with 2008, as well as decreased production activity deductions in the first quarter of 2008 compared with the year-ago period on higher pretax book income. Offsetting these unfavorable items was the implementation of changes ordered by the MoPSC in UE’s 2007 electric rate order, which reduced the unfavorable effect of the net amortization of property-related regulatory assets and liabilities in the first three months of 2008 compared to the first three months of 2007.

Illinois Regulated

The effective tax rate was comparable between the first quarter of 2008 and the first quarter of 2007 in the Illinois Regulated segment.  The effective tax rate variations for the Illinois Regulated entities are detailed below.

CIPS

The effective tax rate decreased, primarily because of the increased impact of the amortization of investment tax credit on lower pretax book income and lower reserves for uncertain tax positions in the first quarter of 2008 compared with the same period in 2007, offset by a lower permanent benefit for SFAS No. 106-2, as it relates to Medicare Part D provisions.

CILCO (Illinois Regulated)

The effective tax rate increased, primarily because of a decrease in the permanent benefit related to company-owned life insurance, a decrease in the favorable effect of net amortization of property-related regulatory assets and liabilities, and a decrease in the estimated benefit from state tax credits in the first three months of 2008 compared to the first three months of 2007.

IP

The effective tax rate was comparable between periods.

Non-rate-regulated Generation

The effective tax rate increased in the first quarter of 2008 in the Non-rate-regulated Generation segment compared with the first quarter of 2007, because of items detailed below.

Genco

The effective tax rate was comparable between periods.

CILCO (AERG)

The effective tax rate increased, primarily because of federal return audit adjustments recorded in the first quarter of 2008.

CILCORP (Parent Company only)

The effective tax rate increased in the first quarter of 2008 compared with the year-ago period primarily because of a change in the permanent benefit for SFAS No. 106-2, as it relates to Medicare Part D provisions.

EEI

The effective tax rate increased in the first quarter of 2008 compared with the year-ago period primarily because of decreased production activity deductions on higher pretax book income.

LIQUIDITY AND CAPITAL RESOURCES

The tariff-based gross margins of Ameren’s rate-regulated utility operating companies (UE, CIPS, CILCO (Illinois Regulated) and IP) continue to be the principal source of cash from operating activities for Ameren and its rate-regulated subsidiaries. A diversified retail customer mix of primarily rate-regulated residential, commercial and industrial classes and a commodity mix of gas and electric service provide a reasonably predictable source of cash flows for Ameren, UE, CIPS, CILCO (Illinois Regulated) and IP. For operating cash flows, Genco and AERG rely on power sales to Marketing Company, which sold power through the September 2006 Illinois power procurement auction, and financial contracts that were part of the Illinois electric settlement agreement. Marketing Company is also selling power through other primarily market-based contracts with wholesale and retail customers. In addition to cash flows from operating activities, the Ameren Companies use available cash, credit facilities, money pool or other short-term borrowings from affiliates or commercial paper to support normal operations and other temporary capital requirements. The use of operating cash flows and short-term borrowings to fund capital expenditures and other investments may periodically result in a working capital deficit, as was the case at March 31, 2008, for Ameren, UE, Genco, CILCORP, CILCO, and IP. The Ameren Companies may reduce their short-term borrowings with cash from operations or discretionarily with long-term borrowings, or in the case of Ameren subsidiaries, with equity infusions from Ameren. The Ameren Companies will incur significant capital expenditures over the next five years as they comply with environmental regulations and make significant investments in their electric and gas utility infrastructure to improve overall system reliability. Expenditures not funded with operating cash flows are expected to be funded primarily with debt. See Note 2 – Rate and Regulatory Matters to our financial statements under Part I, Item 1, of this report for a discussion of the Illinois electric settlement agreement, which among other things, will change the process for power procurement in Illinois in the future and will affect future cash flows of the Ameren Companies, except UE. The settlement resulted in customer refunds and credits during the first quarter of 2008, and it will result in further credits to customers through 2010. The Ameren Illinois Utilities will receive reimbursement for most of these refunds and credits from Illinois power generators, including Genco and AERG.

The following table presents net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2008 and 2007:

	Net Cash Provided By (Used In) Operating Activities			Net Cash Used In Investing Activities			Net Cash Provided By (Used In) Financing Activities
	2008	2007	Variance	2008	2007	Variance	2008	2007	Variance
Ameren(a)	$326	$358	$(32)	$(527)	$(386)	$(141)	$32	$52	$(20)
UE	(31)	(50)	19	(324)	(221)	(103)	170	270	(100)
CIPS	55	10	45	(22)	(34)	12	(41)	64	(105)
Genco	79	69	10	(60)	(37)	(23)	(19)	(32)	13
CILCORP	103	42	61	(78)	(1)	(77)	11	(18)	29
CILCO	104	58	46	(78)	(1)	(77)	10	(35)	45
IP	89	58	31	(34)	(62)	28	(60)	47	(107)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

Cash Flows from Operating Activities

Ameren’s cash from operating activities decreased in the first three months of 2008, as compared with the first three months of 2007 because of several factors. Payments, net of insurance recoveries, related to the December 2005 Taum Sauk incident were $109 million in the first quarter of 2008 compared to $4 million in the first quarter of 2007. In addition, the first quarter of 2008 was colder than the year-ago period, which resulted in increased gas purchases and larger customer receivable balances at March 31, 2008. Other factors that reduced cash flows from operations included higher past-due accounts receivable, increased under-recovery of the PGA, increased collateral postings, and increased payments for income taxes and other taxes. Benefiting cash flows from operations compared to the prior-year period was a larger reduction of natural gas inventories as a result of higher natural gas sales. Cash flow from operations was also positively affected in the first quarter of 2008 by the Illinois electric settlement agreement, as reimbursements from generators exceeded credits provided to customers by $21 million.

At UE, negative cash from operating activities decreased in the first three months of 2008, compared with the first three months of 2007. Positive effects on operating cash flows included an increase in electric margins, as discussed in Results of Operations, and a decrease in other operations and maintenance expenses, including reduced storm repair expenditures, compared to the year-ago period. Partially offsetting this benefit were payments, net of insurance recoveries, related to the December 2005 Taum Sauk incident of $109 million in the first quarter of 2008 compared to $4 million in the first quarter of 2007. In addition, there were higher past-due accounts receivable and increased income tax payments in the current-year period.

At CIPS, cash from operating activities increased in the first three months of 2008, compared with the first three months of 2007, primarily because of a net $10 million increase in income tax refunds, a larger reduction of natural gas inventories as a result of higher natural gas sales and changes in working capital that occurred in the ordinary course of business. In addition, the Illinois electric settlement agreement had a positive effect on cash from operations in the first quarter of 2008 as generator reimbursements exceeded credits provided to customers. Included in the working capital changes was an increase in receivables due to past-due accounts, which reduced cash from operations.  Additionally, the Illinois rate redesign reduced cash flows and net income in the first three months of 2008; however, the cash flows and net income will be recouped in future quarters in 2008.

Genco’s cash from operating activities increased in the first three months of 2008 compared to the 2007 period, primarily because of a net decrease in income tax payments (net of refunds) of $12 million.

Cash from operating activities increased for CILCORP and CILCO in the three months ended March 31, 2008, compared with the same period in 2007. An increase in electric margins benefited cash from operations compared to the year-ago period. In addition, the Illinois electric settlement agreement had a positive effect on cash from operations in the first quarter of 2008 as generator reimbursements exceeded credits provided to customers. Other increases in cash flow from operations were primarily due to fluctuations in working capital in the normal course of business, including a larger reduction in natural gas inventories as a result of higher natural gas sales. Accounts receivable increased due to past-due accounts, which reduced cash from operations. Addtionally, the Illinois rate redesign reduced cash flows and net income in the first three months of 2008; however, the cash flows and net income will be recouped in future quarters in 2008.

IP’s cash from operating activities increased in the three months ended March 31, 2008, compared with the same period in 2007, primarily due to working capital changes in the ordinary course of business, including a larger reduction in gas inventories as a result of higher natural gas sales. In addition, the Illinois electric settlement agreement had a positive effect on cash from operations in the first quarter of 2008 as generator reimbursements exceeded credits provided to customers. The following factors partially offset the aforementioned increases in cash from operations:  accounts receivable increased compared to the year-ago period, as natural gas sales increased due to colder weather in the current year period compared to the prior-year period and there was an increase in past-due accounts. Additionally, the Illinois rate redesign reduced cash flows and net income in the first three months of 2008; however, the cash flows and net income will be recouped in future quarters in 2008.

Cash Flows from Investing Activities

Ameren used more cash for investing activities in the first three months of 2008 than in the first three months of 2007. Net cash used for capital expenditures increased in 2008 as a result of power plant scrubber projects and upgrades at various power plants. Additionally, increased purchases and higher prices resulted in a $79 million increase in nuclear fuel expenditures.

UE’s cash used in investing activities increased during the first quarter of 2008, compared to the same period in 2007, principally because of a $79 million increase in nuclear fuel expenditures resulting from increased purchases for future refueling outages and higher prices. In 2008, UE contributed net money pool advances of $21 million compared with $4 million net receipts in 2007. Capital expenditures decreased $3 million. This decrease was a result of lower storm costs in the first quarter of 2008 compared with the first quarter of 2007 and was partially offset by increased spending related to a power plant scrubber project.

CIPS’ cash used in investing activities decreased during the first quarter of 2008 as compared to the same period in 2007. The net $12 million decrease was primarily due to changes in money pool advances. In the 2007 year-ago period, CIPS made net advances of $14 million while there were no net advances in 2008.

Genco’s cash used in investing activities increased in the first three months of 2008 compared with the 2007 period. Capital expenditures increased $21 million, principally due to a power plant scrubber project at one of its power plants. In addition, emission allowance purchases increased by $2 million.

CILCORP’s and CILCO’s cash used in investing activities increased in the three months ended March 31, 2008, compared with the same period in 2007. Cash used in investing activities increased as a result of a $36 million increase in capital expenditures, primarily due to a power plant scrubber project and plant upgrades at AERG. The receipt of a $42 million net repayment of prior-year money pool advances reduced cash flows used in investing activities in the 2007 period compared to 2008.

IP’s cash used in investing activities decreased in the first three months of 2008 compared to the same period in 2007. Capital expenditures decreased by $13 million in the first three months of 2008 from the year-ago period primarily because of a reduction in storm-related capital expenditures. In addition, net money pool advances decreased by $16 million in the first quarter of 2008 compared with the prior-year period.

See Note 9 – Commitments and Contingencies to our financial statements under Part I, Item 1, of this report for a discussion of future environmental capital expenditure estimates.

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

Cash Flows from Financing Activities

Cash provided by financing activities decreased for Ameren in the first three months of 2008 compared with the year-ago period primarily due to a net reduction in short-term debt borrowings of $196 million. The prior-year period included the maturity of $100 million of Ameren’s 5.70% notes and the maturity of $50 million of CILCO’s 7.50% bonds. Current-year maturities of $19 million related to the IP SPT notes were consistent with the year-ago period. Proceeds from the issuance of common stock increased by $25 million as a result of increased sales through Ameren’s 401(k) and DRPlus plans in the first quarter of 2008 compared with the year-ago period.

UE’s net cash provided by financing activities decreased in the first three months of 2008, compared with the same period of the prior year. UE used existing cash balances to finance the current period’s investing activities resulting in a net reduction in short-term borrowings of $88 million in the first quarter of 2008 compared with the year-ago period and a $15 million net reduction of borrowings under an intercompany borrowing arrangement with Ameren.

CIPS had a net use of cash from financing activities in the three months ended March 31, 2008, compared with a net source of cash in the first three months of 2007. This change was a result of $40 million net repayments of short-tem debt in the first three months of 2008 compared with net borrowings of $65 million in the first three months of 2007.

Genco had a decrease in cash used in financing activities for the three months ended March 31, 2008, compared with the first three months of 2007. The decrease in cash used in financing activities in the first quarter of 2008 was a result of net repayments to the money pool of $45 million during the current year period compared with $7 million of net money pool advances during the first quarter of 2007. Cash benefited in the first quarter of 2008 by a net increase in short-term debt of $50 million. Additionally, dividends paid in the first three months of 2008 decreased $15 million compared with the year-ago period.

CILCORP and CILCO had a net source of cash from financing activities in the three months ended March 31, 2008, compared with a net use of cash in the first three months of 2007 as CILCORP and CILCO used existing cash to finance investing activities. CILCORP’s net short-term debt decreased by $64 million, while CILCO had net borrowings of $10 million in the first quarter of 2008 compared with $30 million of net repayments in the same period in 2007. Cash used for redemptions, repurchases, and maturities of long-term debt decreased by $123 million at CILCORP and $50 million at CILCO. This included net repayments of a $73 million direct loan from Ameren and the maturity of $50 million of CILCO’s 7.50% bonds during the three months ended March 31, 2007. Net money pool borrowings totaled $31 million for CILCORP and CILCO in the first three months of 2007 compared with no net borrowings in the first three months of 2008. A $14 million capital contribution received by CILCO in the first quarter of 2007 from CILCORP resulted in a positive impact on cash at CILCO.

IP had a net use of cash from financing activities in the first three months of 2008, compared with a net source of cash for the same period in 2007. In the first three months of 2007, IP had net money pool repayments of $43 million, compared with no money pool repayments in 2008. In the three months ended March 31, 2007, IP had $115 million of net borrowings under the 2007 credit facility to repay outstanding money pool borrowings and build liquidity during a period of legislative uncertainty. During the first quarter of 2008, IP reduced short-term debt by $25 million and funded $15 million of dividends.

Short-term Borrowings and Liquidity

Short-term borrowings typically consist of drawings under committed bank credit facilities and commercial paper issuances. See Note 3 – Credit Facilities and Liquidity to our financial statements under Part I, Item 1, of this report for additional information on credit facilities, short-term borrowing activity, relevant interest rates, and borrowings under Ameren’s utility and non-state-regulated subsidiary money pool arrangements.

The following table presents the various committed bank credit facilities of the Ameren Companies and AERG, and their availability as of March 31, 2008:

Credit Facility	Expiration	Amount Committed	Amount Available
Ameren, UE and Genco:
Multiyear revolving(a)	July 2010	$1,150	$233
CIPS, CILCORP, CILCO, IP and AERG:
2006 Multiyear revolving(b)(c)	January 2010	500	185
2007 Multiyear revolving(b)(d)	January 2010	500	50

(a)	Ameren Companies may access this credit facility through intercompany borrowing arrangements.
(b)	See Note 3 - Credit Facilities and Liquidity to our financial statements under Part I, Item 1, of this report for discussion of the amendments to these facilities.
(c)
The maximum amount available to each borrower under this facility at March 31, 2008, including for issuance of letters of credit, was limited as follows: CIPS - $135 million, CILCORP - $50 million, CILCO - $75 million, IP - $150 million and AERG - $200 million. In July 2007, CILCO shifted $75 million of its capacity under this facility to the 2007 $500 million credit facility. Accordingly, as of March 31, 2008, CILCO had a sublimit of $75 million under this facility and a $75 million sublimit under the 2007 credit facility.

(d)
The maximum amount available to each borrower under this facility at March 31, 2008, including for the issuance of letters of credit, was limited as follows: CILCORP - $125 million, CILCO - $75 million, IP - $200 million and AERG - $100 million. CIPS and CILCO have the option of permanently reducing their ability to borrow under the 2006 $500 million credit facility and shifting such capacity, up to the same limits, to the 2007 $500 million credit facility. In July 2007, CILCO shifted $75 million of its sublimit under the 2006 $500 million credit facility to this facility.

In addition to committed credit facilities, a further source of liquidity for the Ameren Companies from time to time is available cash and cash equivalents. At March 31, 2008, Ameren, UE, CIPS, Genco, CILCORP, CILCO, and IP had $186 million, $- million, $18 million, $2 million, $42 million,  $42 million, and $1 million, respectively, of cash and cash equivalents.

The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to approval by FERC under the Federal Power Act. In March 2006, FERC issued an order authorizing these utility subsidiaries to issue short-term debt securities subject to the following limits on outstanding balances: UE - $1 billion, CIPS - $250 million, and CILCO - $250 million. The authorization was effective as of April 1, 2006, with an expiration date of March 31, 2008. In March 2008, FERC granted renewal of this authorization through March 31, 2010. IP has unlimited short-term debt authorization from FERC.

Genco was authorized by FERC in its March 2006 order to have up to $300 million of short-term debt outstanding at any time. This amount was increased to $500 million by FERC in its March 2008 order. AERG and EEI have unlimited short-term debt authorization from FERC.

The issuance of short-term debt securities by Ameren and CILCORP is not subject to approval by any regulatory body.

The Ameren Companies continually evaluate the adequacy and appropriateness of their credit arrangements given changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or other short-term borrowing arrangements.

Long-term Debt and Equity

The following table presents the issuances of common stock and the issuances, redemptions, repurchases and maturities of long-term debt (net of any issuance discounts and including any redemption premiums) for the three months ended March 31, 2008 and 2007, for the Ameren Companies. For additional information related to the terms and uses of these issuances and the sources of funds and terms for the redemptions, see Note 4 – Long-term Debt and Equity Financings to our financial statements under Part I, Item 1, of this report.

		Three Months
	Month Issued, Redeemed, Repurchased or Matured	2008	2007
Issuances
Common stock
Ameren:
DRPlus and 401(k)	Various	$46	$21
Total common stock issuances		$46	$21
Redemptions, Repurchases and Maturities
Long-term debt
Ameren:
2002 5.70% Notes due 2007	February	-	100
CILCO:
7.50% First Mortgage bonds due 2007	January	-	50
IP:
Note payable to IP SPT:
5.65% Series due 2008	Various	19	24
Total Ameren long-term debt redemptions, repurchases and maturities		$19	$174

The following table presents the authorized amounts under Form S-3 shelf registration statements filed and declared effective for certain Ameren Companies as of March 31, 2008:

	Effective Date	Authorized Amount	Issued	Available
Ameren	June 2004	$2,000	$459	$1,541
UE(a)	October 2005	1,000	685	315
CIPS	May 2001	250	211	39

(a)
In April 2008, UE issued $250 million principal amount of senior secured notes pursuant to its Form S-3 shelf registration statement, which leaves $65 million of securities currently available for issuance.

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

Ameren is also currently selling newly issued shares of its common stock under its 401(k) plan pursuant to an effective SEC Form S-8 registration statement. Under DRPlus and its 401(k) plan (including a subsidiary plan that is now merged into the Ameren 401(k) plan), Ameren issued 1.0 million new shares of common stock valued at $46 million in the three months ended March 31, 2008.

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

Indebtedness Provisions and Other Covenants

See Note 3 – Credit Facilities and Liquidity to our financial statements under Part I, Item 1, of this report for a discussion of the covenants and provisions contained in our bank credit facilities and applicable cross-default provisions.  Also see Note 4 – Long-term Debt and Equity Financings to our financial statements under Part I, Item 1, of this report for a discussion of covenants and provisions contained in certain of the Ameren Companies’ indenture agreements and articles of incorporation.

At March 31, 2008, the Ameren Companies were in compliance with their credit facility, indenture, and articles of incorporation provisions and covenants.

We consider access to short-term and long-term capital markets a significant source of funding for capital requirements not satisfied by our operating cash flows. Inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively affect our ability to maintain and expand our businesses. After assessing our current operating performance, liquidity, and credit ratings (see Credit Ratings below), we believe that we will continue to have access to the capital markets. However, events beyond our control may create uncertainty in the capital markets or make our access to the capital markets uncertain or limited. Such events would increase our cost of capital and adversely affect our ability to access the capital markets.

Dividends

Ameren paid to its shareholders common stock dividends totaling $133 million, or 63.5 cents per share during the first three months of 2008 (2007 - $131 million or 63.5 cents per share). On April 22, 2008, Ameren’s board of directors declared a quarterly common stock dividend of 63.5 cents per share payable on June 30, 2008, to shareholders of record on June 11, 2008.

See Note 3 – Credit Facilities and Liquidity and Note 4 – Long-term Debt and Equity Financings to our financial statements under Part I, Item 1, of this report for a discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At March 31, 2008, except as discussed below with respect to the 2007 $500 million credit facility and the 2006 $500 million credit facility, none of these circumstances existed at the Ameren Companies and, as a result, they were allowed to pay dividends.

The 2007 $500 million credit facility and 2006  $500 million credit facility limit CIPS, CILCORP, CILCO and IP to common and preferred stock dividend payments of $10 million per year each if CIPS’, CILCO’s or IP’s senior secured long-term debt securities or first mortgage bonds, or CILCORP’s senior unsecured long-term debt securities, have received a below investment-grade credit rating from either Moody’s or S&P. With respect to AERG, which currently is not rated by Moody’s or S&P, the common and preferred stock dividend restriction will not apply if its ratio of consolidated total debt to consolidated operating cash flow, pursuant to a calculation defined in the facilities, is less than or equal to 3.0 to 1. CILCORP’s senior unsecured long-term debt credit rating from Moody's is below investment-grade, causing it to be subject to this dividend payment limitation. As of March 31, 2008, AERG was in compliance with the debt-to-operating cash flow ratio test in the 2007 and 2006 $500 million credit facilities. The other borrowers thereunder are not currently limited in their dividend payments by this provision of the 2007 or 2006 $500 million credit facilities.

The following table presents dividends paid by Ameren Corporation and by Ameren’s subsidiaries to their respective parents for the three months ended March 31, 2008 and 2007.

	Three Months
	2008	2007
UE	$77	$80
Genco	24	39
IP	15	-
Nonregistrants	17	12
Dividends paid by Ameren	$133	$131

Contractual Obligations

For a complete listing of our obligations and commitments, see Contractual Obligations under Part II, Item 7 and Note 13 – Commitments and Contingencies under Part II, Item 8 of the Form 10-K, and Other Obligations in Note 9 – Commitments and Contingencies under Part I, Item 1, of this report. See Note 12 – Retirement Benefits to our financial statements under Part I, Item 1, of this report for information regarding expected minimum funding levels for our pension plan. See also Note 1 – Summary of Significant Accounting Policies to our financial statements under Part I, Item 1, of this report for the unrecognized tax benefits under the provisions of FIN 48.

Total other obligations, including the amount of unrecognized tax benefits, at March 31, 2008, for Ameren, UE, CIPS, Genco, CILCORP, CILCO and IP were $6,048 million, $2,032 million, $456 million, $243 million, $1,422 million, $1,422 million and $1,664 million, respectively.

As a result of the Illinois electric settlement agreement reached in July 2007 and reflected in legislation enacted on August 26, 2007, the Ameren Illinois Utilities, Genco and AERG agreed to make aggregate contributions of $150 million over a four-year period, with $60 million coming from the Ameren Illinois Utilities (CIPS - $21 million; CILCO - $11 million; IP - $28 million), $62 million from Genco and $28 million from AERG.  Ameren, CIPS, CILCO (Illinois Regulated), IP, Genco and CILCO (AERG) incurred charges to earnings primarily recorded as a reduction to electric operating revenues of $11 million, $2 million, $1 million, $2 million, $4 million and $2 million, respectively, under the terms of the settlement agreement during the quarter ended March 31, 2008.  At March 31, 2008, Ameren, CIPS, CILCO (Illinois Regulated) and IP had receivable balances from nonaffiliated Illinois generators for reimbursement of customer rate relief and program funding of $15 million, $5 million, $3 million and $7 million, respectively.  See Note 2 - Rate and Regulatory Matters under Part I, Item 1, of this report for additional information regarding the Illinois electric settlement agreement.

Credit Ratings

The following table presents the principal credit ratings of the Ameren Companies by Moody’s, S&P and Fitch effective on the date of this report:

	Moody’s	S&P	Fitch
Ameren:
Issuer/corporate credit rating	Baa2	BBB-	BBB+
Senior unsecured debt	Baa2	BB+	BBB+
Commercial paper	P-2	A-3	F2
UE:
Issuer/corporate credit rating	Baa1	BBB-	A-
Secured debt	A3	BBB	A+
Commercial paper	P-2	A-3	F2
CIPS:
Issuer/corporate credit rating	Ba1	BB	BB+
Secured debt	Baa3	BBB	BBB
Senior unsecured debt	Ba1	BBB-	BBB-
Genco:
Issuer/corporate credit rating	-	BBB-	BBB+
Senior unsecured debt	Baa2	BBB-	BBB+
CILCORP:
Issuer/corporate credit rating	-	BB	BB+
Senior unsecured debt	Ba2	BB	BB+
CILCO:
Issuer/corporate credit rating	Ba1	BB	BB+
Secured debt	Baa2	BBB	BBB
IP:
Issuer/corporate credit rating	Ba1	BB	BB+
Secured debt	Baa3	BBB-	BBB

On February 12, 2008, Moody’s affirmed the ratings of Ameren and Genco but changed their rating outlook to negative from stable. Moody’s placed the long-term credit ratings of UE under review for possible downgrade and affirmed UE’s commercial paper rating. In addition, Moody’s affirmed the ratings of CIPS, CILCORP, CILCO and IP and maintained a positive rating outlook on these four companies. According to Moody’s, the review of UE’s ratings was prompted by declining cash flow coverage metrics, increased operating costs, higher capital expenditures for environmental compliance and transmission and distribution system investment, and significant regulatory lag in the recovery of these costs. Moody’s stated that the negative outlook on the credit rating of Genco reflected Genco’s “position as a predominantly coal generating company that is likely to be seriously affected by more stringent environmental regulations, including a potential cap or tax on carbon emissions.” The negative outlook on the ratings of Ameren reflects the factors that impacted its subsidiaries, UE and Genco, according to Moody’s.

On March 19, 2008, S&P raised its senior unsecured debt ratings for CIPS to BBB- from B+ and at CILCORP to BB from B+.

Any adverse change in the Ameren Companies’ credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing and fuel, power and gas supply, among other things, resulting in a negative impact on earnings. Collateral postings and prepayments made as of the end of the first quarter of 2008 were $111 million, $6 million, $2 million, $2 million, $2 million, and $2 million at Ameren, UE, CIPS, CILCORP, CILCO and IP, respectively, resulting from our reduced issuer and senior unsecured debt ratings. Sub-investment-grade issuer or senior unsecured debt ratings (lower than “BBB-” or “Baa3”) at March 31, 2008, could have resulted in Ameren, UE, CIPS, Genco, CILCORP, CILCO or IP being required to post additional collateral or other assurances for certain trade obligations amounting to $210 million, $40 million, $15 million, $26 million, $35 million, $35 million, and $26 million, respectively. In addition, the cost of borrowing under our credit facilities can increase or decrease depending upon the credit ratings of the borrower. A credit rating is not a recommendation to buy, sell or hold securities. It should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the rating organization. See Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk under Part I, Item 3, for information on credit rating changes with respect to insured tax-exempt auction-rate bonds.

OUTLOOK

Below are some key events and trends that may affect the Ameren Companies’ financial condition, results of operations, or liquidity in 2008 and beyond.

Revenues

•
The earnings of UE, CIPS, CILCO and IP are largely determined by the regulation of their rates by state agencies. With rising costs, including fuel and related transportation, purchased power, labor, material, depreciation and financing costs, coupled with increased capital and operations and maintenance expenditures targeted at enhanced distribution system reliability and environmental compliance, Ameren, UE, CIPS, CILCO and IP expect to experience regulatory lag until requests to increase rates to recover such costs are granted by state regulators. Ameren, UE, CIPS, CILCO and IP expect more frequent rate cases will be necessary in the future. UE agreed not to file a natural gas delivery rate case before March 15, 2010.

•
The Ameren Illinois Utilities filed delivery service rate cases with the ICC in November 2007 due to inadequate recovery of costs and low returns on equity of less than 5% experienced in 2007 and 4% expected in 2008. In April 2008, the Ameren Illinois Utilities revised their requests to an increase in annual revenues for electric delivery service of $163 million in the aggregate (CIPS - $28 million, CILCO - $4 million, and IP - $131 million). The electric rate increase requests were based on an 11% return on equity, a capital structure composed of 51% to 53% equity, an aggregate rate base for the Ameren Illinois Utilities of $2.1 billion and a test year ended December 31, 2006, with certain prospective updates. In addition, CIPS, CILCO and IP filed requests with the ICC in November 2007 to increase their annual revenues for natural gas delivery service. In April 2008, the Ameren Illinois Utilities revised their requests to an increase in annual revenues for natural gas delivery service of $57 million in the aggregate (CIPS - $11 million increase, CILCO - $4 million decrease, and IP - $50 million increase). The natural gas rate change requests were based on an 11% return on equity, a capital structure composed of 51% to 53% equity, an aggregate rate base for the Ameren Illinois Utilities of $0.9 billion and a test year ended December 31, 2006, with certain prospective updates. The ICC has until the end of September 2008 to render a decision in these rate cases.

•
UE filed an electric rate case with the MoPSC in April 2008 in order to recover rising costs and to earn a reasonable return on its investments. UE’s return on equity was 9% in 2007 and is expected to decrease to 7% in 2008. UE requested to increase its annual electric revenues by $251 million. The electric rate increase is based on a 10.9% return on equity, a capital structure composed of 51% common equity, a rate base of  $5.9 billion and a test year ended March 31, 2008, with updates for known and measurable changes through June 30, 2008. The MoPSC has until March 2009 to render a decision in this rate case.

•
In current and future rate cases, UE, CIPS, CILCO and IP will also seek cost recovery mechanisms from their state regulators to reduce regulatory lag. In their electric and natural gas delivery service rate cases filed in November 2007, the Ameren Illinois Utilities requested ICC approval to implement rate adjustment mechanisms for electric infrastructure investments and the decoupling of natural gas revenues from sales volumes. The ICC staff in their direct testimony filed in March 2008 opposed the Ameren Illinois Utilities’ requests to implement a rate adjustment mechanism for electric infrastructure investments. The ICC staff offered limited support for the Ameren Illinois Utilities’ request to implement a rate adjustment mechanism for the decoupling of natural gas revenues from sales volumes. In April 2008, the Ameren Illinois Utilities withdrew their requests for bad debt expense rate adjustment mechanisms. In its electric rate case filed in April 2008, UE requested the MoPSC to approve implementation of a fuel and purchased power cost recovery mechanism.

•
Average residential electric rates for CIPS, CILCO and IP increased significantly following the expiration of a rate freeze at the end of 2006. Electric rates rose because of the increased cost of power purchased on behalf of the Ameren Illinois Utilities’ customers and an increase in electric delivery service rates. Due to the magnitude of these increases, the Illinois electric settlement agreement reached in 2007 provides approximately $1 billion over a four-year period that began in 2007 to fund rate relief for certain electric customers in Illinois, including approximately $488 million to customers of the Ameren Illinois Utilities. Funding for the settlement is coming from electric generators in Illinois and certain Illinois electric utilities. Pursuant to the Illinois electric settlement agreement, the Ameren Illinois Utilities, Genco and AERG agreed to fund an aggregate of $150 million, of which the following contributions remain to be made as of March 31, 2008:

	Ameren	CIPS	CILCO (Illinois Regulated)	IP	Genco	CILCO (AERG)
2008(a)	$31.9	$4.7	$2.3	$6.4	$12.8	$5.7
2009(a)	26.5	3.9	1.9	4.9	10.9	4.9
2010(a)	1.7	0.2	0.1	0.4	0.7	0.3
Total	$60.1	$8.8	$4.3	$11.7	$24.4	$10.9

(a)  Estimated.

To fund these contributions, the Ameren Illinois Utilities, Genco and AERG may need to increase their respective borrowings.

•
As part of the Illinois electric settlement agreement, the reverse auction used for power procurement in Illinois was discontinued. It will be replaced with a new power procurement process to be led by the IPA, beginning in 2009. In 2008, Illinois utilities contracted for necessary power and energy requirements primarily through a request-for-proposal process that was subject to ICC review and approval. In March and April 2008, the ICC approved the results of the Ameren Illinois Utilities’ energy and capacity requests-for-proposals for power needs during the period June 1, 2008 through May 31, 2009. Marketing Company was one of the winning bidders in both of these requests-for-proposals, and UE was one of the winning bidders in the capacity request-for-proposal. Existing supply contracts from the September 2006 reverse auction remain in place. The Ameren Illinois Utilities’ power procurement costs are passed directly to its customers. The impact of the new procurement process in Illinois is uncertain.

•
As part of the Illinois electric settlement agreement, the Ameren Illinois Utilities entered into financial contracts with Marketing Company (for the benefit of Genco and AERG), to lock-in energy prices for 400 to 1,000 megawatts annually of their around-the-clock power requirements during the period June 1, 2008 to December 31, 2012, at then relevant market prices. These financial contracts do not include capacity, are not load-following products and do not involve the physical delivery of energy.

•
The MoPSC issued an order, as clarified, granting UE a $43 million increase in base rates for electric service with new electric rates effective June 4, 2007. This order included provisions to extend UE’s Callaway nuclear plant and fossil generation plant lives and to change the income tax method associated with the cost of property removals. Such provisions are expected to decrease Ameren’s and UE’s expenses by $58 million annually.

•
Volatile power prices in the Midwest affect the amount of revenues Ameren, UE, Genco, CILCO (through AERG) and EEI can generate by marketing power into the wholesale and spot markets and influence the cost of power purchased in the spot markets.

•
The availability and performance of UE’s, Genco’s, AERG’s and EEI’s electric generation fleet can materially impact their revenues. Genco and AERG are seeking to raise the equivalent availability and capacity factors of their power plants over the long-term through greater investments and a process improvement program. The Non-rate-regulated Generation segment expects to generate 33 million megawatthours of baseload power in 2008 (Genco – 18 million, AERG – 7 million, EEI – 8 million), 31 million megawatthours in 2009 (Genco –  15 million, AERG - 8 million, EEI - 8 million) and 33 million megawatthours in 2010 (Genco - 18 million, AERG - 7 million, EEI - 8 million).

•
All but 5 million megawatthours of Genco’s and AERG’s pre-2006 wholesale and retail electric power supply agreements expired during 2006. In 2007, 1 million megawatthours of these agreements, which had an average embedded selling price of $35 per megawatthour, expired. Another 2 million contracted megawatthours will expire in late 2008, which have an average embedded selling price of $33 per megawatthour. These agreements are being replaced with market-based sales.

•
The marketing strategy for the Non-rate-regulated Generation segment is to optimize generation output in a low risk manner to minimize volatility of earnings and cash flow, while seeking to capitalize on its low-cost generation fleet to provide solid, sustainable returns. To accomplish this strategy, the Non-rate-regulated Generation segment has established hedge targets for near-term years. Through a mix of physical and financial sales contracts, Marketing Company targets to hedge Non-rate-regulated Generation’s expected output by 80% to 90% for the following year, 50% to 70% for two years out, and 30% to 50% for three years out.

•
The future development of ancillary services and capacity markets in MISO could increase the electric margins of UE, Genco, AERG and EEI. Ancillary services are services necessary to support the transmission of energy from generation resources to loads while maintaining reliable operation of the transmission provider’s system. In February 2008, FERC conditionally accepted the ancillary services market tariff proposed by MISO. We expect Non-rate-regulated Generation’s ancillary services market revenues to increase to $15 million in 2008 from $5 million realized in 2007. Ancillary services market revenues are allocated to Genco and AERG based on their generation in accordance with their power supply agreements with Marketing Company.

•
We expect MISO will begin development of a capacity market once its ancillary services market is in place. A capacity market allows participants to purchase or sell capacity products that meet reliability requirements. MISO is currently in the process of developing a centralized regional wholesale ancillary services market, which is expected to begin during 2008. We expect capacity and energy prices to strengthen from current levels because of improving market liquidity and decreasing reserve margins in MISO. Non-rate-regulated Generation’s capacity revenues are expected to increase to approximately $40 million in 2008 from $25 million in 2007. EEI receives payment for 100% of its capacity sales under its power supply agreement with Marketing Company. Capacity revenues are allocated to Genco and AERG based on their generation in accordance with their power supply agreements with Marketing Company.

•	We expect continued economic growth in our service territory and market area to benefit energy demand in

2008 and beyond, but higher energy prices could result in reduced demand from customers, especially in Illinois. Future energy efficiency programs developed by UE, CIPS, CILCO and IP and others could also result in reduced demand for our electric generation and our electric and gas transmission and distribution services.

Fuel and Purchased Power

•	In 2007, 84% of Ameren’s electric generation (UE - 76%, Genco - 96%, AERG - 99%, EEI - 100%) was supplied by coal-fired power plants. About 94% of the coal used by these plants (UE - 97%, Genco - 88%, AERG - 92%, EEI - 100%) was delivered by railroads from the Powder River Basin in Wyoming. In the past, deliveries from the Powder River Basin have been restricted because of rail maintenance, weather, and derailments. As of March 31, 2008, coal inventories for UE, Genco, AERG and EEI were adequate and in excess of historical levels. UE’s coal inventories were at targeted levels, and Genco’s, AERG’s and EEI’s coal inventories were near targeted levels. Disruptions in coal deliveries could cause UE, Genco, AERG and EEI to pursue a strategy that could include reducing sales of power during low-margin periods, buying higher-cost fuels to generate required electricity, and purchasing power from other sources.
•
Ameren’s fuel costs (including transportation) are expected to increase in 2008 and beyond. Fuel costs for both Missouri Regulated and Non-rate-regulated Generation are expected to increase approximately 35% from 2007 to 2010, assuming Genco will be reimbursed for incremental fuel costs it is incurring to replace coal from an Illinois mine that was closed at the end of 2007. Genco’s supply contract with the mine owner went through 2009.  Under the Uniform Commercial Code, Genco should be entitled to the incremental increase in its coal costs for replacement coal in 2008 and 2009. Genco is currently in negotiations with the mine owner for reimbursement of replacement coal and related transportation costs; however, we cannot predict the outcome of these negotations. Under the terms of the terminated contract, Genco could have purchased 2.5 million tons of coal annually from this mine. See Item 3 - Quantitative and Qualitative Disclosures about Market Risk of this report for additional information about the percentage of fuel and transportation requirements that are price-hedged for 2008 through 2012.

Other Costs

•
In December 2005, there was a breach of the upper reservoir at UE’s Taum Sauk pumped-storage hydroelectric facility. This resulted in significant flooding in the local area, which damaged a state park. In January 2008, the Circuit Court of Reynolds County, Missouri, approved UE’s November 2007 settlement agreement with the state of Missouri resolving the state’s lawsuit and claims for damages and other relief related to the breach. In addition, pursuant to the settlement agreement, UE is required to replace the breached upper reservoir with a new reservoir, subject to FERC authorization. UE received approval from FERC to rebuild the upper reservoir in August 2007 and hired a contractor in November 2007. The estimated cost to rebuild the upper reservoir is in the range of $450 million. UE expects the Taum Sauk pumped-storage hydroelectric facility to be out of service through early 2010. UE believes that substantially all of the damages and liabilities caused by the breach, including costs related to the settlement agreement with the state of Missouri, the cost of rebuilding the plant, and the cost of replacement power, up to $8 million annually, will be covered by insurance. Insurance will not cover lost electric margins and penalties paid to FERC. Under UE’s insurance policies, all claims by or against UE are subject to review by its insurance carriers. As a result of this breach, UE is engaged in litigation initiated by certain private parties. We are unable to predict the timing or outcomes of this litigation, or its possible effect on UE’s results of operation, financial position or liquidity. See Note 2 – Rate and Regulatory Matters and Note 9 – Commitments and Contingencies to our financial statements under Part I, Item 1, of this report for a further discussion of Taum Sauk matters.

•
UE’s Callaway nuclear plant’s next scheduled refueling and maintenance outage in the fall of 2008 is expected to last 25 to 30 days. During a scheduled outage, which occurs every 18 months, maintenance and purchased power costs increase, and the amount of excess power available for sale decreases, versus non-outage years.

•
Over the next few years, we expect rising employee benefit costs as well as higher insurance and security costs associated with additional measures we have taken, or may need to take, at UE’s Callaway nuclear plant and at our other facilities. Insurance premiums may also increase as a result of the Taum Sauk incident, among other things.

•	Bad debts expense and past-due accounts receivable may increase due to rising electric and gas rates as well as statutory restrictions on collection activities.
•	As we refinance our short-term and variable-rate debt into fixed-rate debt, financing costs may increase.
•	We are currently undertaking cost reduction and control initiatives associated with the strategic sourcing of purchases and streamlining of all aspects of our business.

Capital Expenditures

•	The EPA has issued more stringent emission limits on all coal-fired power plants. Between 2008 and 2017, Ameren expects that certain Ameren Companies will be required to invest between $4 billion and $5 billion to retrofit their power plants with pollution control equipment. Costs for these types of projects continue to escalate. These investments will also result in decreased plant availability during construction and significantly higher ongoing operating expenses. Approximately 45% of this investment will be in Ameren’s regulated UE operations, and it is therefore expected to be recoverable from ratepayers. The recoverability of amounts expended in non-rate-regulated operations will depend on whether market prices for power adjust as a result of market conditions reflecting increased environmental costs for generators.
•
Future federal and state legislation or regulations that mandate limits on the emission of greenhouse gases would result in significant increases in capital expenditures and operating costs. Excessive costs to comply with future legislation or regulations might force Ameren and other similarly-situated electric power generators to close some coal-fired facilities. In December 2007, Ameren issued a report on how it is responding to the rising regulatory, competitive, and public pressure to significantly reduce CO2 and other emissions from current and proposed power plant operations. The report included Ameren’s climate change strategy and activities, current greenhouse gas emissions, and analysis with respect to plausible future greenhouse gas scenarios; it is available on Ameren’s Web site. Investments to control carbon emissions at Ameren’s coal-fired plants would significantly increase future capital expenditures and operation and maintenance expenses.

•
UE continues to evaluate its longer-term needs for new baseload and peaking electric generation capacity. At this time, UE does not expect to require new baseload generation capacity until 2018 to 2020. However, due to the significant time required to plan, acquire permits for, and build a baseload power plant, UE is actively studying future plant alternatives, including those that would use coal or nuclear fuel. In 2007, UE signed an agreement with UniStar Nuclear to assist UE in the preparation of a combined construction and operating license application (COLA) for filing with the NRC. A COLA describes how a nuclear plant would be designed, constructed and operated. In addition, UE has also signed contracts for certain long lead-time equipment. Preparing that COLA and entering into these contracts does not mean a decision has been made to build a nuclear plant. These are only the first steps in the regulatory licensing and procurement process. UE and UniStar Nuclear must submit the COLA to the NRC in 2008 to be eligible for incentives available under provisions of the 2005 Energy Policy Act. We cannot predict whether or when the NRC will approve the COLA.

•
UE intends to submit a license extension application with the NRC to extend its Callaway nuclear plant’s operating license by twenty years so that the operating license will expire in 2044. UE cannot predict whether or when the NRC will approve the license extension.

•
Over the next few years, we expect to make significant investments in our electric and gas infrastructure and to incur increased operations and maintenance expenses to improve overall system reliability. We are projecting higher labor and material costs for these capital expenditures. UE announced in July 2007 plans to spend $300 million over three years for underground cabling and reliability improvement, $135 million ($45 million per year) for tree-trimming, and $84 million over three years (approximately $28 million per year) for circuit and device inspection and repair. We would expect these costs or investments to be ultimately recovered in rates.

•	Increased investments for environmental compliance, reliability improvement, and new baseload capacity will result in higher depreciation and financing costs.
•
The Ameren Companies will incur significant capital expenditures over the next five years for compliance with environmental regulations and to make significant investments in their electric and gas utility infrastructure to improve overall system reliability. Expenditures are expected to be funded primarily with debt.

Other

•
As required by the MoPSC, UE filed a study in November 2007 with the MoPSC evaluating the costs and benefits of UE’s participation in MISO. This case is currently pending. UE’s filing noted that there were a number of uncertainties associated with the cost-benefit study, including issues associated with the UE-MISO service agreement. If some of these uncertainties are ultimately resolved in a manner adverse to UE, it could call into question whether it is cost-effective for UE to remain in MISO. UE has advised MISO of its intent to withdraw from MISO as of December 31, 2008, in order to preserve the option to withdraw based on the outcome of the pending MoPSC proceeding.  It is uncertain when or how the MoPSC will rule on UE's MISO cost-benefit study or, if UE were to withdraw from MISO, what the effect of such a withdrawal would be on UE.

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

REGULATORY MATTERS

See Note 2 – Rate and Regulatory Matters to our financial statements under Part I, Item 1, of this report.

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

Our risk management objective is to optimize our physical generating assets and pursue market opportunities within prudent risk parameters. Our risk management policies are set by a risk management steering committee, which is composed of senior-level Ameren officers.

Except as discussed below, there have been no material changes to the quantitative and qualitative disclosures about market risk in the Form 10-K. See Item 7A under Part II of the Form 10-K for a more detailed discussion of our market risks.

Interest Rate Risk

We are exposed to market risk through changes in interest rates. The following table presents the estimated increase in our annual interest expense and decrease in net income if interest rates were to increase by 1% on variable-rate debt outstanding at March 31, 2008:

	Interest Expense	Net Income(a)
Ameren	$25	$(15)
UE	8	(5)
CIPS	1	(1)
Genco	1	(1)
CILCORP	6	(3)
CILCO	4	(2)
IP	5	(3)

(a)	Calculations are based on an effective tax rate of 38%.

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

Insured Auction-Rate Tax-exempt Bonds

 Our auction-rate tax-exempt environmental improvement and pollution control revenue bonds issued for the benefit of UE, CIPS, CILCO and IP through governmental authorities are insured by “monoline” bond insurers. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8 of the Form 10-K for a description and details of this indebtedness. As a result of developments in the capital markets with respect to residential mortgage-backed securities and collateralized debt obligations, the credit rating agencies have placed some of the monoline bond insurers on review for a possible downgrade and/or have actually downgraded their credit ratings due to their insuring of such securities. As a result, since December 2007 our auction-rate bonds that are insured by the monoline bond insurers have similarly been placed on review for possible downgrade and/or have been downgraded. We have experienced higher interest expense and/or “failed auctions” with respect to a portion of our auction-rate bonds. According to press reports, many other series of auction-rate securities similarly experienced “failed auctions.”

To mitigate the effect of these credit ratings downgrades and the resulting impact on the interest rates of our auction-rate tax-exempt environmental improvement and pollution control revenue bonds, we have redeemed or provided notices of redemption with respect to all of UE’s, CIPS’, CILCO’s and IP’s outstanding auction-rate bonds except for UE’s 1992 Series and 1998 Series A, B and C bonds, which had an aggregate balance of $207 million at March 31, 2008, and interest rates ranging from 4.0% to 4.9% at March 31, 2008. In April 2008, UE and IP issued senior secured notes in the amount of $250 million and $337 million, respectively, to refinance their auction-rate indebtedness. See Note 4 – Long-term Debt and Equity Financings under Part I, Item 1 of this report for a description of these redemptions and refinancings.

Credit Risk

Credit risk represents the loss that would be recognized if counterparties fail to perform as contracted. NYMEX-traded futures contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. In all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction.

Our physical and financial instruments are subject to credit risk consisting of trade accounts receivable and executory contracts with market risk exposures. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups who make up our customer base. The Ameren Illinois Utilities’ past-due accounts receivable balances have increased significantly due to the increase in electric rates in Illinois, effective January 2, 2007, and statutory restrictions on collection activities. The allowances for doubtful accounts of IP, CIPS, and CILCO have been increased to provide for the heightened credit risk associated with this increase in past-due accounts receivables. The Ameren Illinois Utilities will continue to monitor the impact of increased electric rates on customer collections and make adjustments to their allowances for doubtful accounts, as deemed necessary, to ensure that such allowances are adequate to cover estimated uncollectible customer account balances. At March 31, 2008, no nonaffiliated customer represented more than 10%, in the aggregate, of our accounts receivable. Our revenues are primarily derived from sales or delivery of electricity and natural gas to customers in Missouri and Illinois. UE, CIPS, Genco, CILCO, AERG, IP, AFS and Marketing Company may have credit exposure associated with interchange or wholesale purchase and sale activity with nonaffiliated companies. At March 31, 2008, UE’s, CIPS’, Genco’s, CILCO’s, IP’s, AFS’ and Marketing Company’s combined credit exposure to nonaffiliated non-investment-grade trading counterparties was less than $3 million, net of collateral (2007 – $1 million). We establish credit limits for these counterparties and monitor the appropriateness of these limits on an ongoing basis through a credit risk management program that involves daily exposure reporting to senior management, master trading and netting agreements, and credit support, such as letters of credit and parental guarantees. We also analyze each counterparty’s financial condition before we enter into sales, forwards, swaps, futures or option contracts, and we monitor counterparty exposure associated with our leveraged lease. We estimate our credit exposure to MISO associated with the MISO Day Two Energy Market to be $78 million at March 31, 2008 (2007 - $22 million).

The Ameren Illinois Utilities will be exposed to credit risk in the event of nonperformance by the parties contributing to the Illinois comprehensive rate relief and assistance programs under the Illinois electric settlement agreement, which will provide $488 million in rate relief over a four-year period to certain electric customers of the Ameren Illinois Utilities. Under funding agreements among the parties contributing to the rate relief and assistance programs, at the end of each month, the Ameren Illinois Utilities will bill the participating generators for their proportionate share of that month’s rate relief and assistance, which is due in 30 days, or drawn from the funds provided by the generators’ escrow. See Note 2 – Rate and Regulatory Matters to our financial statements under Part I, Item 1 of this report for additional information.

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

The following table shows how our cumulative earnings might decrease if power prices were to decrease by 1% on unhedged economic generation for the remainder of 2008 through 2010:

Net Income(a)
Ameren	$(17)
UE	(8)
Genco	(5)
CILCO (AERG)	(2)
EEI	(6)

(a)	Calculations are based on an effective tax rate of 38%

Ameren also uses its portfolio management and trading capabilities both to manage risk and to deploy risk capital to generate additional returns. Due to our physical presence in the market, we are able to identify and pursue opportunities which can generate additional returns through portfolio management and trading activities. All of this activity is performed within a controlled risk management process. We establish value at risk (VaR) and stop-loss limits that are intended to prevent any negative material financial impact.

Similar techniques are used to manage risks associated with changing prices of fuel for generation. Most UE, Genco, AERG and EEI fuel supply contracts are physical forward contracts. UE, Genco, AERG and EEI do not have a provision similar to the PGA clause for electric operations, so UE, Genco, AERG and EEI have entered into long-term contracts with various suppliers to purchase coal and nuclear fuel to manage their exposure to fuel prices. The coal hedging strategy is intended to secure a reliable coal supply while reducing exposure to commodity price volatility. Price and volumetric risk mitigation is accomplished primarily through periodic bid procedures, whereby the amount of coal purchased is determined by the current market prices and the minimum and maximum coal purchase guidelines for the given year. We generally purchase coal up to five years in advance, but we may purchase coal beyond five years to take advantage of favorable deals or market conditions. The strategy also allows for the decision not to purchase coal to avoid unfavorable market conditions.

Transportation costs for coal and natural gas can be a significant portion of fuel costs. We typically hedge coal transportation forward to provide supply certainty and to mitigate transportation price volatility. Natural gas transportation expenses for Ameren’s gas distribution utility companies and the gas-fired generation units of UE, Genco, AERG and EEI are regulated by FERC through approved tariffs governing the rates, terms and conditions of transportation and storage services. Certain firm transportation and storage capacity agreements held by Ameren Companies include rights to extend the contracts prior to the termination of the primary term. Depending on our competitive position, we are able in some instances to negotiate discounts to these tariff rates for our requirements.

The following table presents the percentages of the projected required supply of coal and coal transportation for our coal-fired power plants, nuclear fuel for UE’s Callaway nuclear plant, natural gas for our CTs and retail distribution, as appropriate, and purchased power needs of CIPS, CILCO and IP, which own no generation, that are price-hedged over the remainder of 2008 through 2012, as of March 31, 2008:

	2008	2009	2010 – 2012
Ameren:
Coal	100%	87%	34%
Coal transportation	100	82	17
Nuclear fuel	100	100	87
Natural gas for generation	38	1	-
Natural gas for distribution(a)	23	14	15
Purchased power for Illinois Regulated(b)	97	80	51
UE:
Coal	100%	87%	38%
Coal transportation	100	96	31
Nuclear fuel	100	100	87
Natural gas for generation	29	-	-
Natural gas for distribution(a)	22	12	4
CIPS:
Natural gas for distribution(a)	24%	16%	5%
Purchased power(b)	97	80	51
Genco:
Coal	100%	88%	25%
Coal transportation	100	98	-
Natural gas for generation	60	-	-
CILCORP/CILCO:
Coal (AERG)	93%	82%	28%
Coal transportation (AERG)	100	69	-
Natural gas for distribution(a)	21	12	21
Purchased power(b)	97	80	51
IP:
Natural gas for distribution(a)	24%	16%	15%
Purchased power(b)	97	80	51
EEI:
Coal	100%	88%	39%
Coal transportation	100	100	-

(a)
Represents the percentage of natural gas price hedged for peak winter season of November through March. The year 2008 represents January 2008 through March 2008. The year 2009 represents November 2008 through March 2009. This continues each successive year through March 2012.

(b)
Represents the percentage of purchased power price-hedged for fixed-price residential and small commercial customers with less than 1 megawatt of demand. Includes the financial contracts that the Ameren Illinois Utilities entered into with Marketing Company, effective August 28, 2007, and additional financial contracts entered into with Marketing Company and other suppliers, effective March 20, 2008, as part of the Illinois electric settlement agreement. Larger customers are purchasing power from the competitive markets. See Note 2 – Rate and Regulatory Matters and Note 9 – Commitments and Contingencies under Part I, Item 1, of this report for a discussion of these financial contracts and the new power procurement process pursuant to the Illinois electric settlement agreement.

The following table shows how our cumulative fuel expense might increase and how our cumulative net income might decrease if coal and coal transportation costs were to increase by 1% on any requirements not currently covered by fixed-price contracts for the period 2008 through 2012. In addition, coal and coal transportation costs are sensitive to the price of diesel fuel as a result of rail freight fuel surcharges. If diesel fuel costs were to increase or decrease by $0.25 per gallon, Ameren’s fuel expense could increase or decrease by $13 million annually (UE – $7 million, Genco – $3 million, AERG – $1 million and EEI – $2 million). As of March 31, 2008, Ameren had price-hedged approximately 100% of expected fuel surcharges in 2008.

	Coal		Transportation
	Fuel Expense	Net Income(a)	Fuel Expense	Net Income(a)
Ameren(b)	$31	$(19)	$21	$(13)
UE	12	(8)	9	(6)
Genco	12	(7)	5	(3)
CILCORP	5	(3)	2	(1)
CILCO (AERG)	5	(3)	2	(1)
EEI	2	(1)	5	(3)

(a)	Calculations are based on an effective tax rate of 38%.
(b)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

In the event of a significant change in coal prices, UE, Genco, AERG and EEI would probably take actions to further mitigate their exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this sensitivity analysis assumes no change in our financial structure or fuel sources.

See Note 9 – Commitments and Contingencies to our financial statements under Part I, Item 1, of this report for further information regarding the long-term commitments for the procurement of coal, natural gas and nuclear fuel.

Fair Value of Contracts

Most of our commodity contracts qualify for treatment as normal purchases and sales. We use derivatives principally to manage the risk of changes in market prices for natural gas, fuel, electricity and emission allowances. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the three months ended March 31, 2008. We use various methods to determine the fair value of our contracts. In accordance with SFAS No. 157 hierarchy levels, our sources used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). All of these contracts have maturities of less than five years. See Note 7 – Fair Value Measurements to our financial statements under Part I, Item 1, of this report for further information regarding the methods used to determine the fair value of these contracts.

	Ameren(a)	UE	CIPS	Genco	CILCORP/ CILCO	IP
Three Months
Fair value of contracts at beginning of period, net	$13	$7	$38	$(4)	$21	$55
Contracts realized or otherwise settled during the period	(5)	(3)	-	-	(1)	4
Changes in fair values attributable to changes in valuation technique and assumptions	-	-	-	-	-	-
Fair value of new contracts entered into during the period	15	(1)	-	1	-	(2)
Other changes in fair value	(10)	(4)	20	(11)	20	45
Fair value of contracts outstanding at end of period, net	$13	$(1)	$58	$(14)	$40	$102

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

The following table presents maturities of derivative contracts as of March 31, 2008, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren:
Level 1	$(17)	$-	$-	$-	$(17)
Level 2(a)	(29)	-	-	-	(29)
Level 3(b)	35	22	2	-	59
Total	$(11)	$22	$2	$-	$13

Sources of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
UE:
Level 1	$(2)	$-	$-	$-	$(2)
Level 2(a)	(14)	-	-	-	(14)
Level 3(b)	12	3	-	-	15
Total	$(4)	$3	$-	$-	$(1)
CIPS:
Level 1	$-	$-	$-	$-	$-
Level 2(a)	-	-	-	-	-
Level 3(b)	17	21	20	-	58
Total	$17	$21	$20	$-	$58
Genco:
Level 1	$(15)	$-	$-	$-	$(15)
Level 2(a)	-	-	-	-	-
Level 3(b)	1	-	-	-	1
Total	$(14)	$-	$-	$-	$(14)
CILCORP/CILCO:
Level 1	$-	$-	$-	$-	$-
Level 2(a)	-	-	-	-	–
Level 3(b)	17	14	9	-	40
Total	$17	$14	$9	$-	$40
IP:
Level 1	$-	$-	$-	$-	$-
Level 2(a)	-	-	-	-	-
Level 3(b)	33	41	28	-	102
Total	$33	$41	$28	$-	$102

(a)	Principally fixed price for floating over-the-counter power swaps, power forwards and fixed price for floating over-the-counter natural gas swaps.
(b)
Principally coal and SO2 option values based on a Black-Scholes model that includes information from external sources and our estimates. Also includes interruptible power forward and option contract values based on our estimates.

ITEM 4 and Item 4T. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, evaluations were performed, under the supervision and with the participation of management, including the principal executive officer and principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon those evaluations, the principal executive officer and principal financial officer of each of the Ameren Companies have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Change in Internal Controls

There has been no change in any of the Ameren Companies’ internal control over financial reporting during their most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, each of their internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. We believe that we have established appropriate reserves for potential losses.

In April 2008, The Boeing Company, in conjunction with other industrial customers as a coalition, intervened in the MoPSC proceeding relating to UE's pending request for an increase in its electric service rates.  James C. Johnson is an officer of The Boeing Company and a member of the board of directors of Ameren.  Mr. Johnson did not participate in Ameren's board and committee deliberations relating to this matter.

For additional information on legal and administrative proceedings, see Note 2 – Rate and Regulatory Matters, Note 8 – Related Party Transactions and Note 9 – Commitments and Contingencies to our financial statements under Part I, Item 1 of this report.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents Ameren Corporation’s purchases of equity securities reportable under Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased(a)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2008	12,000	$53.29	-	-
February 1 – February 29, 2008	-	-	-	-
March 1 – March 31, 2008	40,683	42.70	-	-
Total	52,683	$45.11	-	-

(a)
Included in January were 12,000 shares of Ameren common stock purchased by Ameren in open-market transactions pursuant to Ameren’s 2006 Omnibus Incentive Compensation Plan in satisfaction of Ameren’s obligations for director compensation awards. Included in March were 40,683 shares of Ameren common stock purchased by Ameren from employee participants to satisfy participants’ tax obligations incurred by the release of restricted shares of Ameren common stock under Ameren’s Long-term Incentive Plan of 1998. Ameren does not have any publicly announced equity securities repurchase plans or programs.

None of the other registrants purchased equity securities reportable under Item 703 of Regulation S-K during the January 1 to March 31, 2008 period.

ITEM 6. EXHIBITS.

The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining Rights of Securities Holders, Including Indentures
4.1	Ameren UE	UE Company Order dated April 8, 2008, establishing the 6.00% Senior Secured Notes due 2018 (including the global note)	April 8, 2008 Form 8-K, Exhibits 4.3 and 4.5, File No. 1-2967
4.2	Ameren UE
Supplemental Indenture dated as of April 1, 2008 by and between UE and The Bank of New York, as Trustee under the Indenture of Mortgage and Deed of Trust dated June 15, 1937, as amended, relating to UE First Mortgage Bonds, Senior Notes Series LL securing UE 6.00% Senior Secured Notes due 2018
April 8, 2008 Form 8-K, Exhibit 4.7, File No. 1-2967
4.3	Ameren Genco
Fifth Supplemental Indenture dated as of April 1, 2008, between Genco and The Bank of New York Trust Company, N.A., as Trustee, under the Indenture dated as of November 1, 2000, relating to Genco 7.00% Senior Notes, Series G due 2018, (including the form of notes)
April 9, 2008 Form 8-K, Exhibit 4.2, File No. 333-56594
4.4	Ameren IP	IP Company Order dated April 8, 2008, establishing the 6.25% Senior Secured Notes due 2018 (including forms of global and definitive notes)	April 8, 2008 Form 8-K, Exhibit 4.4, File No. 1-3004
4.5	Ameren IP
Supplemental Indenture dated as of April 1, 2008 by and between IP and The Bank of New York Trust Company, N.A., as Trustee, under the General Mortgage Indenture and Deed of Trust dated as of November 1, 1992, relating to IP Mortgage Bonds, Senior Notes Series CC securing IP 6.25% Senior Secured Notes due 2018
April 8, 2008 Form 8-K, Exhibit 4.9, File No. 1-3004
Material Contracts
10.1	Ameren Genco CILCORP	Ameren System Amended and Restated Non-Regulated Subsidiary Money Pool Agreement dated March 1, 2008
10.2	Ameren CIPS CILCORP CILCO IP	Amendment dated as of March 26, 2008 to Credit Agreement – Illinois Facility, dated as of July 14, 2006, among CIPS, CILCO, IP, AERG, CILCORP and JPMorgan Chase Bank, N.A., as administrative agent	March 28, 2008 Form 8-K, Exhibit 10.1, File No. 1-14756
10.3	Ameren CIPS CILCORP CILCO IP	Amendment dated as of March 26, 2008 to Credit Agreement – Illinois Facility, dated as of February 9, 2007, among CIPS, CILCO, IP, AERG, CILCORP and JPMorgan Chase Bank, N.A., as administrative agent	March 28, 2008 Form 8-K, Exhibit 10.2, File No. 1-14756
10.4	Ameren Genco	Amended and Restated Power Supply Agreement between Genco and Marketing Company, dated March 28, 2008	March 28, 2008 Form 8-K, Exhibit 10.3, File No. 1-14756

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Statement re: Computation of Ratios
12.1	Ameren	Ameren’s Statement of Computation of Ratio of Earnings to Fixed Charges
12.2	UE	UE’s Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.3	CIPS	CIPS’ Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.4	Genco	Genco’s Statement of Computation of Ratio of Earnings to Fixed Charges
12.5	CILCORP	CILCORP’s Statement of Computation of Ratio of Earnings to Fixed Charges
12.6	CILCO	CILCO’s Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.7	IP	IP’s Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	UE	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of UE
31.4	UE	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of UE
31.5	CIPS	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of CIPS
31.6	CIPS	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of CIPS
31.7	Genco	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Genco
31.8	Genco	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Genco
31.9	CILCORP	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of CILCORP
31.10	CILCORP	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of CILCORP
31.11	CILCO	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of CILCO
31.12	CILCO	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of CILCO
31.13	IP	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of IP
31.14	IP	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of IP

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	UE	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of UE
32.3	CIPS	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of CIPS
32.4	Genco	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Genco
32.5	CILCORP	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of CILCORP
32.6	CILCO	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of CILCO
32.7	IP	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of IP
Additional Exhibits
99.1	Ameren CILCORP CILCO	Amended and Restated Power Supply Agreement between AERG and Marketing Company, dated March 28, 2008	March 28, 2008 Form 8-K, Exhibit 99.1, File No. 2-95569

SIGNATURES

Pursuant to the requirements of the Exchange Act, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

AMEREN CORPORATION
(Registrant)

                           /s/ Martin J. Lyons
Martin J. Lyons
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

UNION ELECTRIC COMPANY
(Registrant)

                           /s/ Martin J. Lyons
Martin J. Lyons
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
(Registrant)

                           /s/ Martin J. Lyons
Martin J. Lyons
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

AMEREN ENERGY GENERATING COMPANY
(Registrant)

                           /s/ Martin J. Lyons
Martin J. Lyons
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

 CILCORP INC.
(Registrant)

                           /s/ Martin J. Lyons
Martin J. Lyons
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

CENTRAL ILLINOIS LIGHT COMPANY
(Registrant)

                           /s/ Martin J. Lyons
Martin J. Lyons
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ILLINOIS POWER COMPANY
(Registrant)

                           /s/ Martin J. Lyons
Martin J. Lyons
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date:  May 8, 2008