Form 10-Q
period 2010-03-31
CENTRAL ILLINOIS LIGHT CO; CENTRAL ILLINOIS PUBLIC SERVICE CO; ILLINOIS POWER CO; UNION ELECTRIC CO; AMEREN CORP; AMEREN ENERGY GENERATING CO
filed 2010-05-10
CIK 18651, 18654, 49816, 100826, 1002910, 1135361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2010

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

	Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company
Ameren Corporation	☒	☐	☐	☐
Union Electric Company	☐	☐	☒	☐
Central Illinois Public Service Company	☐	☐	☒	☐
Ameren Energy Generating Company	☐	☐	☒	☐
Central Illinois Light Company	☐	☐	☒	☐
Illinois Power Company	☐	☐	☒	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Central Illinois Public Service Company	Yes	☐	No	☒
Ameren Energy Generating Company	Yes	☐	No	☒
Central Illinois Light Company	Yes	☐	No	☒
Illinois Power Company	Yes	☐	No	☒

The number of shares outstanding of each registrant’s classes of common stock as of April 30, 2010, was as follows:

Ameren Corporation	Common stock, $0.01 par value per share - 238,286,367

Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation (parent company of the registrant) - 102,123,834

Central Illinois Public Service Company	Common stock, no par value, held by Ameren Corporation (parent company of the registrant) - 25,452,373

Ameren Energy Generating Company	Common stock, no par value, held by Ameren Energy Resources Company, LLC (parent company of the registrant and subsidiary of Ameren Corporation) - 2,000

Central Illinois Light Company	Common stock, no par value, held by Ameren Corporation (parent company of the registrant) - 13,563,871

Illinois Power Company	Common stock, no par value, held by Ameren Corporation (parent company of the registrant) - 23,000,000

OMISSION OF CERTAIN INFORMATION

Ameren Energy Generating Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

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

2007 Illinois Electric Settlement Agreement - A comprehensive settlement of issues in Illinois arising out of the end of ten years of frozen electric rates, effective January 2, 2007. The settlement, which became effective on August 28, 2007, was designed to avoid new rate rollback and freeze legislation and legislation that would impose a tax on electric generation in Illinois. The settlement addressed the issue of power procurement, and it included a comprehensive rate relief and customer assistance program.

2009 Illinois Credit Agreement - On June 30, 2009, Ameren, CIPS, CILCO and IP entered into an $800 million senior secured credit agreement. This agreement is due to expire in June 2011.

2009 Multiyear Credit Agreement - On June 30, 2009, Ameren, UE, and Genco entered into a $1.15 billion credit agreement. This agreement is due to expire in July 2011. Collectively, this agreement and the 2009 Supplemental Credit Agreement are the “2009 Multiyear Credit Agreements.”

2009 Supplemental Credit Agreement - On June 30, 2009, Ameren, UE and Genco entered into a $150 million supplemental credit agreement to the 2009 Multiyear Credit Agreement. This agreement is due to expire in July 2010.

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

Ameren Illinois Utilities - CIPS, IP, and the rate-regulated electric and natural gas utility operations of CILCO.

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

CILCO - Central Illinois Light Company, an Ameren Corporation subsidiary that operates a rate-regulated electric transmission and distribution business, a merchant electric generation business through AERG, and a rate-regulated natural gas transmission and distribution business, all in Illinois, as AmerenCILCO. CILCO owns all of the common stock of AERG.

CILCORP - CILCORP Inc., a former Ameren Corporation subsidiary that operated as a holding company for CILCO and its merchant generation subsidiary. On March 4, 2010, CILCORP merged with and into Ameren.

CIPS - Central Illinois Public Service Company, an Ameren Corporation subsidiary that operates a rate-regulated electric and natural gas transmission and distribution business in Illinois as AmerenCIPS.

CO2 - Carbon dioxide.

COLA - Combined nuclear plant construction and operating license application.

CT - Combustion turbine electric generation equipment used primarily for peaking capacity.

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

Form 10-K - The combined Annual Report on Form 10-K for the year ended December 31, 2009, filed by the Ameren Companies with the SEC.

GAAP - Generally accepted accounting principles in the United States of America.

Genco - Ameren Energy Generating Company, a Resources Company subsidiary that operates a merchant electric generation business in Illinois and Missouri. Effective January 1, 2010, after an internal reorganization, EEI became a subsidiary of Genco.

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

IPA - Illinois Power Agency, a state agency that has broad authority to assist in the procurement of electric power for residential and nonresidential customers.

Kilowatthour - A measure of electricity consumption equivalent to the use of 1,000 watts of power over a period of one hour.

MACT - Maximum Achievable Control Technology.

Marketing Company - Ameren Energy Marketing Company, a Resources Company subsidiary that markets power for Genco, AERG, EEI and Medina Valley.

Medina Valley - AmerenEnergy Medina Valley Cogen LLC, a Resources Company subsidiary, which owns a 40-megawatt gas-fired electric generation plant.

Megawatthour - One thousand kilowatthours.

Merchant Generation - A financial reporting segment consisting primarily of the operations or activities of Genco, AERG, EEI, Medina Valley, and Marketing Company.

MGP - Manufactured gas plant.

MISO - Midwest Independent Transmission System Operator, Inc., an RTO.

MISO Energy and Operating Reserves Market - A market that uses market-based pricing, incorporating transmission congestion and line losses, to compensate market participants for power and ancillary services.

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

MPS - Multi-Pollutant Standard, an agreement, as amended, reached in 2006 among Genco, CILCO (AERG), EEI and the Illinois EPA, which was codified in Illinois environmental regulations.

MTM - Mark-to-market.

MW - Megawatt.

Native load - Wholesale customers and end-use retail customers, whom we are obligated to serve by statute, franchise, contract, or other regulatory requirement.

NCF&O - National Congress of Firemen and Oilers, a labor union.

NOx - Nitrogen oxide.

Noranda - Noranda Aluminum, Inc.

NPNS - Normal purchases and normal sales.

NRC - Nuclear Regulatory Commission, a U.S. government agency.

NSR - New Source Review provisions of the Clean Air Act.

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

Resources Company - Ameren Energy Resources Company, LLC, an Ameren Corporation subsidiary that consists of non-rate-regulated operations, including Genco, Marketing Company, AFS, and Medina Valley.

RFP - Request for proposal.

RTO - Regional Transmission Organization.

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

VIE - Variable-interest entity.

FORWARD-LOOKING STATEMENTS

Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed under Risk Factors in the Form 10-K and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•

regulatory or legislative actions, including changes in regulatory policies and ratemaking determinations, such as the outcome of the pending UE rate proceeding, and any rehearings or appeals related to the CIPS, CILCO and IP rate order, and future rate proceedings or legislative actions that seek to limit or reverse rate increases;

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

•	labor disputes, work force reductions, future wage and employee benefits costs, including changes in discount rates and returns on benefit plan assets;

•	the inability of our counterparties and affiliates to meet their obligations with respect to contracts, credit facilities and financial instruments;

•	the cost and availability of transmission capacity for the energy generated by the Ameren Companies’ facilities or required to satisfy energy sales made by the Ameren Companies;

•	legal and administrative proceedings;

•	acts of sabotage, war, terrorism, or intentionally disruptive acts; and

•	conditions to, and the timetable for, completion of the merger of CILCO and IP with and into CIPS and the other transactions contemplated in connection with the merger.

Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to update or revise publicly any forward-looking statements to reflect new information or future events.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMEREN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited) (In millions, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Operating Revenues:
Electric	$1,440	$1,395
Gas	476	521

Total operating revenues	1,916	1,916

Operating Expenses:
Fuel	293	274
Purchased power	271	233
Gas purchased for resale	333	383
Other operations and maintenance	416	421
Depreciation and amortization	187	174
Taxes other than income taxes	118	110

Total operating expenses	1,618	1,595

Operating Income	298	321

Other Income and Expenses:
Miscellaneous income	22	16
Miscellaneous expense	7	4

Total other income	15	12

Interest Charges	132	118

Income Before Income Taxes	181	215
Income Taxes	75	70

Net Income	106	145
Less: Net Income Attributable to Noncontrolling Interests	4	4

Net Income Attributable to Ameren Corporation	$102	$141

Earnings per Common Share – Basic and Diluted	$0.43	$0.66

Dividends per Common Share	$0.385	$0.385
Average Common Shares Outstanding	237.6	212.7

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited) (In millions, except per share amounts)

	March 31, 2010	December 31, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$360	$622
Accounts receivable – trade (less allowance for doubtful accounts of $32 and $24, respectively)	500	424
Unbilled revenue	253	367
Miscellaneous accounts and notes receivable	319	318
Materials and supplies	635	782
Mark-to-market derivative assets	233	121
Current regulatory assets	242	110
Other current assets	116	98

Total current assets	2,658	2,842

Property and Plant, Net	17,671	17,610
Investments and Other Assets:
Nuclear decommissioning trust fund	307	293
Goodwill	831	831
Intangible assets	124	129
Regulatory assets	1,427	1,430
Other assets	670	655

Total investments and other assets	3,359	3,338

TOTAL ASSETS	$23,688	$23,790

LIABILITIES AND EQUITY

Current Liabilities:
Current maturities of long-term debt	$204	$204
Short-term debt	-	20
Accounts and wages payable	427	694
Taxes accrued	94	54
Interest accrued	165	110
Customer deposits	97	101
Mark-to-market derivative liabilities	254	109
Current regulatory liabilities	87	82
Current accumulated deferred income taxes, net	93	38
Other current liabilities	219	299

Total current liabilities	1,640	1,711

Credit Facility Borrowings	630	830
Long-term Debt, Net	7,113	7,113
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	2,604	2,554
Accumulated deferred investment tax credits	92	94
Regulatory liabilities	1,340	1,338
Asset retirement obligations	435	429
Pension and other postretirement benefits	1,181	1,165
Other deferred credits and liabilities	543	496

Total deferred credits and other liabilities	6,195	6,076

Commitments and Contingencies (Notes 2, 8, 9 and 10)
Ameren Corporation Stockholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 238.2 and 237.4, respectively	2	2
Other paid-in capital, principally premium on common stock	5,437	5,412
Retained earnings	2,466	2,455
Accumulated other comprehensive loss	(4)	(16)

Total Ameren Corporation stockholders’ equity	7,901	7,853

Noncontrolling Interests	209	207

Total equity	8,110	8,060

TOTAL LIABILITIES AND EQUITY	$23,688	$23,790

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (In millions)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$106	$145
Adjustments to reconcile net income to net cash provided by operating activities:
Net mark-to-market gain on derivatives	(31)	(51)
Depreciation and amortization	190	176
Amortization of nuclear fuel	13	12
Amortization of debt issuance costs and premium/discounts	9	4
Deferred income taxes and investment tax credits, net	70	32
Other	(9)	(1)
Changes in assets and liabilities:
Receivables	37	130
Materials and supplies	148	185
Accounts and wages payable	(177)	(245)
Taxes accrued	40	29
Assets, other	(32)	29
Liabilities, other	11	100
Pension and other postretirement benefits	30	36
Counterparty collateral, net	(23)	(41)
Taum Sauk costs, net of insurance recoveries	(1)	(24)

Net cash provided by operating activities	381	516

Cash Flows From Investing Activities:
Capital expenditures	(289)	(424)
Nuclear fuel expenditures	(23)	(3)
Purchases of securities – nuclear decommissioning trust fund	(60)	(203)
Sales of securities – nuclear decommissioning trust fund	56	200
Purchases of emission allowances	-	(2)
Other	(1)	-

Net cash used in investing activities	(317)	(432)

Cash Flows From Financing Activities:
Dividends on common stock	(91)	(82)
Capital issuance costs	-	(3)
Dividends paid to noncontrolling interest holders	(2)	(8)
Short-term and credit facility borrowings, net	(220)	(177)
Issuances:
Common stock	20	28
Long-term debt	-	349
Generator advances for construction received (refunded), net	(33)	21

Net cash provided by (used in) financing activities	(326)	128

Net change in cash and cash equivalents	(262)	212
Cash and cash equivalents at beginning of year	622	92

Cash and cash equivalents at end of period	$360	$304

The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY

STATEMENT OF INCOME

(Unaudited) (In millions)

	Three Months Ended March 31,
	2010	2009
Operating Revenues:
Electric	$607	$579
Gas	75	75
Other	-	1

Total operating revenues	682	655

Operating Expenses:
Fuel	124	135
Purchased power	44	33
Gas purchased for resale	46	48
Other operations and maintenance	218	216
Depreciation and amortization	92	86
Taxes other than income taxes	68	62

Total operating expenses	592	580

Operating Income	90	75

Other Income and Expenses:
Miscellaneous income	21	13
Miscellaneous expense	2	2

Total other income	19	11

Interest Charges	59	53

Income Before Income Taxes	50	33
Income Taxes	22	11

Net Income	28	22
Preferred Stock Dividends	1	1

Net Income Available to Common Stockholder	$27	$21

The accompanying notes as they relate to UE are an integral part of these financial statements.

UNION ELECTRIC COMPANY

BALANCE SHEET

(Unaudited) (In millions, except per share amounts)

	March 31, 2010	December 31, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$55	$267
Accounts receivable – trade (less allowance for doubtful accounts of $7 and $6, respectively)	174	154
Accounts receivable – affiliates	101	22
Unbilled revenue	102	127
Miscellaneous accounts and notes receivable	141	199
Materials and supplies	332	346
Current regulatory assets	115	63
Other current assets	53	50

Total current assets	1,073	1,228

Property and Plant, Net	9,519	9,585
Investments and Other Assets:
Nuclear decommissioning trust fund	307	293
Intangible assets	33	35
Regulatory assets	758	765
Other assets	383	395

Total investments and other assets	1,481	1,488

TOTAL ASSETS	$12,073	$12,301

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$4	$4
Accounts and wages payable	173	336
Accounts payable – affiliates	85	132
Taxes accrued	74	21
Interest accrued	61	63
Mark-to-market derivative liabilities	29	28
Current regulatory liabilities	34	25
Other current liabilities	89	74

Total current liabilities	549	683

Long-term Debt, Net	4,018	4,018
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,698	1,660
Accumulated deferred investment tax credits	78	79
Regulatory liabilities	825	947
Asset retirement obligations	334	331
Pension and other postretirement benefits	406	400
Other deferred credits and liabilities	139	126

Total deferred credits and other liabilities	3,480	3,543

Commitments and Contingencies (Notes 2, 8, 9 and 10)
Stockholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,555	1,555
Preferred stock not subject to mandatory redemption	113	113
Retained earnings	1,847	1,878

Total stockholders’ equity	4,026	4,057

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$12,073	$12,301

The accompanying notes as they relate to UE are an integral part of these financial statements.

UNION ELECTRIC COMPANY

STATEMENT OF CASH FLOWS

(Unaudited) (In millions)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$28	$22
Adjustments to reconcile net income to net cash provided by operating activities:
Net mark-to-market gain on derivatives	-	(30)
Depreciation and amortization	92	86
Amortization of nuclear fuel	13	12
Amortization of debt issuance costs and premium/discounts	3	2
Deferred income taxes and investment tax credits, net	34	26
Allowance for equity funds used during construction	(12)	(6)
Other	(1)	(1)
Changes in assets and liabilities:
Receivables	(19)	13
Materials and supplies	15	12
Accounts and wages payable	(155)	(159)
Taxes accrued	53	28
Assets, other	(29)	(22)
Liabilities, other	2	26
Pension and other postretirement benefits	11	14
Taum Sauk costs, net of insurance recoveries	(1)	(24)

Net cash provided by (used in) operating activities	34	(1)

Cash Flows From Investing Activities:
Capital expenditures	(163)	(214)
Nuclear fuel expenditures	(23)	(3)
Purchases of securities – nuclear decommissioning trust fund	(60)	(203)
Sales of securities – nuclear decommissioning trust fund	56	200

Net cash used in investing activities	(190)	(220)

Cash Flows From Financing Activities:
Dividends on common stock	(58)	(52)
Dividends on preferred stock	(1)	(1)
Capital issuance costs	-	(3)
Short-term debt, net	-	46
Note payable – Ameren, net	-	(92)
Issuances of long-term debt	-	349
Other	3	1

Net cash provided by (used in) financing activities	(56)	248

Net change in cash and cash equivalents	(212)	27
Cash and cash equivalents at beginning of year	267	-

Cash and cash equivalents at end of period	$55	$27

The accompanying notes as they relate to UE are an integral part of these financial statements.

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

STATEMENT OF INCOME

(Unaudited) (In millions)

	Three Months Ended March 31,
	2010	2009
Operating Revenues:
Electric	$162	$165
Gas	89	98
Other	-	2

Total operating revenues	251	265

Operating Expenses:
Purchased power	93	106
Gas purchased for resale	62	73
Other operations and maintenance	45	43
Depreciation and amortization	17	17
Taxes other than income taxes	11	10

Total operating expenses	228	249

Operating Income	23	16

Other Income and Expenses:
Miscellaneous income	1	3
Miscellaneous expense	-	1

Total other income	1	2

Interest Charges	7	7

Income Before Income Taxes	17	11
Income Taxes	7	4

Net Income	10	7
Preferred Stock Dividends	1	1

Net Income Available to Common Stockholder	$9	$6

The accompanying notes as they relate to CIPS are an integral part of these financial statements.

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

BALANCE SHEET

(Unaudited) (In millions)

	March 31,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$38	$28
Accounts receivable – trade (less allowance for doubtful accounts of $8 and $5, respectively)	77	53
Accounts receivable – affiliates	24	12
Unbilled revenue	35	52
Miscellaneous accounts and notes receivable	-	14
Current portion of note receivable – Genco	45	45
Current portion of tax receivable – Genco	10	9
Materials and supplies	20	47
Current regulatory assets	99	59
Current accumulated deferred income taxes, net	18	18
Other current assets	9	5

Total current assets	375	342

Property and Plant, Net	1,250	1,268
Investments and Other Assets:
Tax receivable – Genco	78	82
Regulatory assets	261	248
Other assets	31	25

Total investments and other assets	370	355

TOTAL ASSETS	$1,995	$1,965

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts and wages payable	$41	$48
Accounts payable – affiliates	34	58
Taxes accrued	29	7
Customer deposits	21	21
Mark-to-market derivative liabilities	29	10
Mark-to-market derivative liabilities – affiliates	64	43
Environmental remediation	21	22
Other current liabilities	42	45

Total current liabilities	281	254

Long-term Debt, Net	421	421
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	269	273
Accumulated deferred investment tax credits	7	7
Regulatory liabilities	225	242
Pension and other postretirement benefits	59	58
Other deferred credits and liabilities	158	136

Total deferred credits and other liabilities	718	716

Commitments and Contingencies (Notes 2, 8, and 9)
Stockholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	-	-
Other paid-in capital	257	257
Preferred stock not subject to mandatory redemption	50	50
Retained earnings	268	267

Total stockholders’ equity	575	574

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,995	$1,965

The accompanying notes as they relate to CIPS are an integral part of these financial statements.

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

STATEMENT OF CASH FLOWS

(Unaudited) (In millions)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$10	$7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17	17
Amortization of debt issuance costs and premium/discounts	1	-
Deferred income taxes and investment tax credits, net	(6)	(1)
Changes in assets and liabilities:
Receivables	(2)	33
Materials and supplies	27	43
Accounts and wages payable	(26)	(22)
Taxes accrued	22	4
Assets, other	(6)	(7)
Liabilities, other	(2)	(7)
Pension and other postretirement benefits	2	2

Net cash provided by operating activities	37	69

Cash Flows From Investing Activities:
Capital expenditures	(19)	(18)

Net cash used in investing activities	(19)	(18)

Cash Flows From Financing Activities:
Dividends on common stock	(8)	-
Dividends on preferred stock	(1)	(1)
Short-term debt, net	-	(62)
Money pool borrowings, net	-	12
Other	1	-

Net cash used in financing activities	(8)	(51)

Net change in cash and cash equivalents	10	-
Cash and cash equivalents at beginning of year	28	-

Cash and cash equivalents at end of period	$38	$-

The accompanying notes as they relate to CIPS are an integral part of these financial statements.

AMEREN ENERGY GENERATING COMPANY

CONSOLIDATED STATEMENT OF INCOME

(Unaudited) (In millions)

	Three Months Ended March 31,
	2010	2009*
Operating Revenues	$267	$295

Operating Expenses:
Fuel	123	112
Purchased power	2	1
Other operations and maintenance	49	54
Depreciation and amortization	24	19
Taxes other than income taxes	7	6

Total operating expenses	205	192

Operating Income	62	103
Miscellaneous Expense	1	-
Interest Charges	19	16

Income Before Income Taxes	42	87
Income Taxes	18	32

Net Income	24	55
Less: Net Income Attributable to Noncontrolling Interest	1	2

Net Income Attributable to Ameren Energy Generating Company	$23	$53

*	Combined as discussed in Note 1 - Summary of Significant Accounting Policies.

The accompanying notes as they relate to Genco are an integral part of these consolidated financial statements.

AMEREN ENERGY GENERATING COMPANY

CONSOLIDATED BALANCE SHEET

(Unaudited) (In millions)

	March 31,	December 31,
	2010	2009*
ASSETS

Current Assets:
Cash and cash equivalents	$6	$6
Accounts receivable – affiliates	107	129
Miscellaneous accounts and notes receivable	13	26
Advances to money pool	114	73
Materials and supplies	168	170
Mark-to-market derivative assets	34	22
Other current assets	2	2

Total current assets	444	428

Property and Plant, Net	2,341	2,337
Investments and Other Assets:
Goodwill	65	65
Intangible assets	60	62
Other assets	25	28

TOTAL ASSETS	$2,935	$2,920

LIABILITIES AND EQUITY

Current Liabilities:
Current maturities of long-term debt	$200	$200
Current portion of note payable – CIPS	45	45
Note payable – Ameren	109	131
Accounts and wages payable	64	85
Accounts payable – affiliates	17	40
Current portion of tax payable – CIPS	10	9
Taxes accrued	29	17
Interest accrued	32	13
Current accumulated deferred income taxes, net	25	26
Other current liabilities	42	32

Total current liabilities	573	598

Long-term Debt, Net	823	823
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	232	216
Accumulated deferred investment tax credits	4	4
Tax payable – CIPS	78	82
Asset retirement obligations	61	60
Pension and other postretirement benefits	91	89
Other deferred credits and liabilities	37	35

Total deferred credits and other liabilities	503	486

Commitments and Contingencies (Notes 2, 8 and 9)
Ameren Energy Generating Company Stockholder’s Equity:
Common stock, no par value, 10,000 shares authorized – 2,000 shares outstanding	-	-
Other paid-in capital	620	620
Retained earnings	455	432
Accumulated other comprehensive loss	(52)	(51)

Total Ameren Energy Generating Company stockholder’s equity	1,023	1,001

Noncontrolling Interest	13	12

Total equity	1,036	1,013

TOTAL LIABILITIES AND EQUITY	$2,935	$2,920

*	Combined as discussed in Note 1 - Summary of Significant Accounting Policies.

The accompanying notes as they relate to Genco are an integral part of these consolidated financial statements.

AMEREN ENERGY GENERATING COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (In millions)

	Three Months Ended March 31,
	2010	2009*
Cash Flows From Operating Activities:
Net income	$24	$55
Adjustments to reconcile net income to net cash provided by operating activities:
Net mark-to-market (gain) loss on derivatives	(1)	1
Depreciation and amortization	27	24
Amortization of debt issuance costs and discounts	1	-
Deferred income taxes and investment tax credits, net	13	-
Changes in assets and liabilities:
Receivables	35	29
Materials and supplies	2	(3)
Accounts and wages payable	(31)	(30)
Taxes accrued	12	18
Assets, other	2	2
Liabilities, other	16	18
Pension and other postretirement benefits	3	4

Net cash provided by operating activities	103	118

Cash Flows From Investing Activities:
Capital expenditures	(40)	(81)
Changes in money pool advances	(41)	-
Purchases of emission allowances	-	(2)

Net cash used in investing activities	(81)	(83)

Cash Flows From Financing Activities:
Dividends on common stock	-	(23)
Dividends paid to noncontrolling interest holder	-	(6)
Money pool borrowings, net	-	(24)
Note payable – Ameren	(22)	18

Net cash used in financing activities	(22)	(35)

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of year	6	3

Cash and cash equivalents at end of period	$6	$3

*	Combined as discussed in Note 1 - Summary of Significant Accounting Policies.

The accompanying notes as they relate to Genco are an integral part of these consolidated financial statements.

CENTRAL ILLINOIS LIGHT COMPANY

CONSOLIDATED STATEMENT OF INCOME

(Unaudited) (In millions)

	Three Months Ended March 31,
	2010	2009
Operating Revenues:
Electric	$165	$170
Gas	112	124
Support services – affiliates	21	16
Other	-	1

Total operating revenues	298	311

Operating Expenses:
Fuel	39	22
Purchased power	42	47
Gas purchased for resale	85	96
Other operations and maintenance	63	63
Depreciation and amortization	18	16
Taxes other than income taxes	9	8

Total operating expenses	256	252

Operating Income	42	59
Miscellaneous Expense	1	1
Interest Charges	12	7

Income Before Income Taxes	29	51
Income Taxes	10	18

Net Income	$19	$33

The accompanying notes as they relate to CILCO are an integral part of these consolidated financial statements.

CENTRAL ILLINOIS LIGHT COMPANY

CONSOLIDATED BALANCE SHEET

(Unaudited) (In millions)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$98	$88
Accounts receivable – trade (less allowance for doubtful accounts of $4 and $3, respectively)	51	39
Accounts receivable – affiliates	61	68
Unbilled revenue	26	43
Miscellaneous accounts and notes receivable	4	16
Materials and supplies	59	107
Current regulatory assets	61	29
Other current assets	27	18

Total current assets	387	408

Property and Plant, Net	1,775	1,789
Investments in Other Assets:
Intangible assets	1	1
Regulatory assets	179	162
Other assets	32	22

Total investments and other assets	212	185

TOTAL ASSETS	$2,374	$2,382

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Note payable – Ameren	$245	$288
Accounts and wages payable	44	62
Accounts payable – affiliates	37	50
Taxes accrued	7	5
Mark-to-market derivative liabilities	30	10
Mark-to-market derivative liabilities – affiliates	30	19
Other current liabilities	67	72

Total current liabilities	460	506

Long-term Debt, Net	279	279
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	225	214
Accumulated deferred investment tax credits	4	4
Regulatory liabilities	201	209
Pension and other postretirement benefits	195	193
Asset retirement obligations	35	34
Other deferred credits and liabilities	105	88

Total deferred credits and other liabilities	765	742

Commitments and Contingencies (Notes 2, 8 and 9)
Stockholders’ Equity:
Common stock, no par value, 20.0 shares authorized – 13.6 shares outstanding	-	-
Other paid-in capital	480	480
Preferred stock not subject to mandatory redemption	19	19
Retained earnings	369	354
Accumulated other comprehensive income	2	2

Total stockholders’ equity	870	855

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,374	$2,382

The accompanying notes as they relate to CILCO are an integral part of these consolidated financial statements.

CENTRAL ILLINOIS LIGHT COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (In millions)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$19	$33
Adjustments to reconcile net income to net cash provided by operating activities:
Net mark-to-market gain on derivatives	-	(2)
Depreciation and amortization	18	16
Amortization of debt issuance costs and premium/discounts	1	-
Deferred income taxes and investment tax credits, net	7	(2)
Changes in assets and liabilities:
Receivables	27	12
Materials and supplies	48	49
Accounts and wages payable	(27)	(68)
Taxes accrued	2	12
Assets, other	(22)	(21)
Liabilities, other	(5)	19
Pension and postretirement benefits	4	4

Net cash provided by operating activities	72	52

Cash Flows From Investing Activities:
Capital expenditures	(14)	(58)
Proceeds from sale of noncore properties	2	-

Net cash used in investing activities	(12)	(58)

Cash Flows From Financing Activities:
Dividends on common stock	(4)	-
Short-term debt, net	-	(181)
Note payable – Ameren	(43)	100
Money pool borrowings, net	-	110
Capital contribution from parent	-	11
Other	(3)	1

Net cash provided by (used in) financing activities	(50)	41

Net change in cash and cash equivalents	10	35
Cash and cash equivalents at beginning of year	88	-

Cash and cash equivalents at end of period	$98	$35

The accompanying notes as they relate to CILCO are an integral part of these consolidated financial statements.

ILLINOIS POWER COMPANY

STATEMENT OF INCOME

(Unaudited) (In millions)

	Three Months Ended March 31,
	2010	2009
Operating Revenues:
Electric	$251	$252
Gas	200	216
Other	2	4

Total operating revenues	453	472

Operating Expenses:
Purchased power	135	149
Gas purchased for resale	140	158
Other operations and maintenance	72	67
Depreciation and amortization	25	24
Amortization of regulatory assets	4	4
Taxes other than income taxes	21	21

Total operating expenses	397	423

Operating Income	56	49
Other Income and Expenses:
Miscellaneous income	1	1
Miscellaneous expense	2	1

Total other expense	(1)	-

Interest Charges	23	26

Income Before Income Taxes	32	23
Income Taxes	13	9

Net Income	19	14
Preferred Stock Dividends	1	1

Net Income Available to Common Stockholder	$18	$13

The accompanying notes as they relate to IP are an integral part of these financial statements.

ILLINOIS POWER COMPANY

BALANCE SHEET

(Unaudited) (In millions)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$119	$190
Accounts receivable – trade (less allowance for doubtful accounts of $12 and $9, respectively)	149	107
Accounts receivable – affiliates	66	49
Unbilled revenue	55	94
Miscellaneous accounts and notes receivable	-	23
Materials and supplies	54	112
Counterparty collateral asset	33	5
Current regulatory assets	149	86
Other current assets	20	21

Total current assets	645	687

Property and Plant, Net	2,461	2,450
Investments and Other Assets:
Goodwill	214	214
Regulatory assets	562	540
Other assets	64	51

Total investments and other assets	840	805

TOTAL ASSETS	$3,946	$3,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts and wages payable	$64	$98
Accounts payable – affiliates	96	117
Taxes accrued	10	6
Interest accrued	34	17
Customer deposits	43	46
Mark-to-market derivative liabilities	59	20
Mark-to-market derivative liabilities – affiliates	88	65
Environmental remediation	40	59
Other current liabilities	46	77

Total current liabilities	480	505

Long-term Debt, Net	1,147	1,147
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	234	232
Regulatory liabilities	90	88
Pension and other postretirement benefits	240	238
Other deferred credits and liabilities	308	281

Total deferred credits and other liabilities	872	839

Commitments and Contingencies (Notes 2, 8 and 9)
Stockholders’ Equity:
Common stock, no par value, 100.0 shares authorized – 23.0 shares outstanding	-	-
Other paid-in-capital	1,349	1,349
Preferred stock not subject to mandatory redemption	46	46
Retained earnings	49	53
Accumulated other comprehensive income	3	3

Total stockholders’ equity	1,447	1,451

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,946	$3,942

The accompanying notes as they relate to IP are an integral part of these financial statements.

ILLINOIS POWER COMPANY

STATEMENT OF CASH FLOWS

(Unaudited) (In millions)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$19	$14
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29	26
Amortization of debt issuance costs and premium/discounts	2	1
Deferred income taxes	3	6
Other	-	(1)
Changes in assets and liabilities:
Receivables	2	19
Materials and supplies	58	84
Accounts and wages payable	(39)	(21)
Taxes accrued	4	3
Assets, other	(34)	(23)
Liabilities, other	(16)	1
Pension and other postretirement benefits	6	8

Net cash provided by operating activities	34	117

Cash Flows From Investing Activities:
Capital expenditures	(46)	(35)
Advances to AITC for construction	(3)	(17)
Money pool advances, net	-	(12)

Net cash used in investing activities	(49)	(64)

Cash Flows From Financing Activities:
Dividends on common stock	(21)	-
Dividends on preferred stock	(1)	(1)
Capital contribution from parent	-	58
Generator advances for construction received (refunded), net	(34)	19

Net cash provided by (used in) financing activities	(56)	76

Net change in cash and cash equivalents	(71)	129
Cash and cash equivalents at beginning of year	190	50

Cash and cash equivalents at end of period	$119	$179

The accompanying notes as they relate to IP are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)

UNION ELECTRIC COMPANY

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

AMEREN ENERGY GENERATING COMPANY (Consolidated)

CENTRAL ILLINOIS LIGHT COMPANY (Consolidated)

ILLINOIS POWER COMPANY

COMBINED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Ameren, headquartered in St. Louis, Missouri, is a public utility holding company under PUHCA 2005, administered by FERC. Ameren’s primary assets are the common stock of its subsidiaries. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets, and liabilities. These subsidiaries operate, as the case may be, rate-regulated electric generation, transmission and distribution businesses, rate-regulated natural gas transmission and distribution businesses, and merchant electric generation businesses in Missouri and Illinois. Dividends on Ameren’s common stock and the payment of expenses by Ameren depend on distributions made to it by its subsidiaries. Ameren’s principal subsidiaries are listed below. Also see the Glossary of Terms and Abbreviations at the front of this report.

•

UE, or Union Electric Company, also known as AmerenUE, operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas transmission and distribution business in Missouri.

•	CIPS, or Central Illinois Public Service Company, also known as AmerenCIPS, operates a rate-regulated electric and natural gas transmission and distribution business in Illinois.

•	Genco, or Ameren Energy Generating Company, operates a merchant electric generation business in Illinois and Missouri. Genco has an 80% ownership interest in EEI.

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

Ameren, through Genco, has an 80% ownership interest in EEI. Ameren and Genco consolidate EEI for financial reporting purposes. Effective January 1, 2010, as part of an internal reorganization, Resources Company transferred its 80% stock ownership interest in EEI to Genco through a capital contribution. The transfer of EEI to Genco was accounted for as a transaction between entities under common control, whereby Genco accounted for the transfer at the historical carrying value of the parent (Ameren) as if the transfer had occurred at the beginning of the earliest reporting period presented. Ameren’s historical cost basis in EEI included purchase accounting adjustments relating to Ameren’s acquisition of an additional 20% ownership interest in EEI in 2004. This transfer required Genco’s prior period financial statements to be retrospectively combined for all periods presented. Consequently, Genco’s prior period consolidated financial statements reflect EEI as if it had been a subsidiary of Genco.

The financial statements of Ameren, Genco and CILCO are prepared on a consolidated basis. UE, CIPS and IP have no subsidiaries, and therefore their financial statements were not prepared on a consolidated basis. All significant intercompany transactions have been eliminated. All tabular dollar amounts are in millions, unless otherwise indicated.

On April 13, 2010, CIPS, CILCO and IP entered into a merger agreement under which CILCO and IP will be merged with and into CIPS as part of a two-step corporate reorganization of Ameren. The second step of the reorganization would involve the distribution of AERG common stock to Ameren and the subsequent contribution by Ameren of the AERG common stock to Resources Company. See Note 14 - Corporate Reorganization for additional information.

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

Earnings Per Share

There were no material differences between Ameren’s basic and diluted earnings per share amounts for the three months ended March 31, 2010 and 2009. The number of restricted stock shares and performance share units outstanding had an immaterial impact on earnings per share. All of Ameren’s remaining stock options expired in February 2010.

Long-term Incentive Plan of 1998 and 2006 Omnibus Incentive Compensation Plan

A summary of nonvested shares as of March 31, 2010, under the Long-term Incentive Plan of 1998, as amended, and the 2006 Omnibus Incentive Compensation Plan (2006 Plan) is presented below:

	Performance Share Units		Restricted Shares
	Share Units	Weighted-average Fair Value Per Unit at Grant Date	Shares	Weighted-average Fair Value Per Share at Grant Date
Nonvested at January 1, 2010	945,337	$22.07	135,696	$48.92
Granted(a)	688,510	32.01	-	-
Dividends	-	-	1,162	26.60
Forfeitures	(7,501)	22.54	(4,369)	49.71
Vested(b)	(100,474)	31.19	(52,828)	47.43
Nonvested at March 31, 2010	1,525,872	$25.95	79,661	$49.87

(a)	Includes performance share units (share units) granted to certain executive and nonexecutive officers and other eligible employees in January 2010 under the 2006 Plan.
(b)	Share units vested due to attainment of retirement eligibility by certain employees. Actual shares issued for retirement-eligible employees will vary depending on actual performance over the three-year measurement period.

The fair value of each share unit awarded in January 2010 under the 2006 Plan was determined to be $32.01. That amount was based on Ameren’s closing common share price of $27.95 at December 31, 2009, and lattice simulations. Lattice simulations are used to estimate expected share payout based on Ameren’s total shareholder return for a three-year performance period relative to the designated peer group beginning January 1, 2010. The significant assumptions used to calculate fair value also included a three-year risk-free rate of 1.70%, volatility of 23% to 39% for the peer group, and Ameren’s attainment of a three-year average earnings per share threshold during each year of the performance period.

Ameren recorded compensation expense of $5 million and $5 million for the three months ended March 31, 2010, and 2009, respectively, and a related tax benefit of $2 million and $2 million for the three months ended March 31, 2010, and 2009, respectively. As of March 31, 2010, total compensation expense of $22 million related to nonvested awards not yet recognized was expected to be recognized over a weighted-average period of 29 months.

Accounting Changes and Other Matters

The following is a summary of recently adopted authoritative accounting guidance as well as guidance issued but not yet adopted that could impact the Ameren Companies.

Variable-Interest Entities

In June 2009, the FASB issued amended authoritative guidance that significantly changes the consolidation rules for VIEs. The guidance requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly affect the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Further, the guidance requires an ongoing reconsideration of the primary beneficiary. It also amends the events that trigger a reassessment of whether an entity is a VIE. The adoption of this guidance, effective for us as of January 1, 2010, did not have a material impact on our results of operations, financial position, or liquidity. See Variable - interest Entities below for additional information.

Disclosures about Fair Value Measurements

In January 2010, the FASB issued amended authoritative guidance regarding fair value measurements. This guidance requires disclosures regarding significant transfers into and out of Level 1 and Level 2 fair value measurements. It also requires information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. Further, the FASB clarified guidance regarding the level of disaggregation, inputs, and valuation techniques. This guidance was effective for us as of January 1, 2010, with the exception of guidance applicable to detailed Level 3 reconciliation disclosures, which will be effective for us as of January 1, 2011. The adoption of this guidance did not have a material impact on our results of operations, financial position, or liquidity because it provides enhanced disclosure requirements only. See Note 7 - Fair Value Measurements for additional information.

Goodwill and Intangible Assets

Goodwill. Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. Ameren’s goodwill relates to its acquisition of IP and an additional 20% EEI ownership interest acquired in 2004 as well as its acquisition of CILCORP and Medina Valley in 2003. IP’s goodwill relates to the acquisition of IP in 2004. Genco’s goodwill relates to an additional 20% EEI ownership interest acquired in 2004. We evaluate goodwill for impairment as of October 31 of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible Assets. We evaluate intangible assets for impairment if events or changes in circumstances indicate that their carrying amount might be impaired. Ameren’s, UE’s, Genco’s and CILCO’s intangible assets consisted of emission allowances at March 31, 2010. See also Note 9 - Commitments and Contingencies for additional information on emission allowances.

The following table presents the SO2 and NOx emission allowances held and the related aggregate SO 2 and NOx emission allowance book values that were carried as intangible assets as of March 31, 2010. Emission allowances consist of various individual emission allowance certificates and do not expire. Emission allowances are charged to fuel expense as they are used in operations.

SO2 and NOx in tons	SO2(a)	NOx(b)	Book Value(c)
Ameren	3,192,000	75,851	$124	(d)
UE	1,698,000	46,236	33
Genco	1,114,000	25,973	60
CILCO (AERG)	380,000	3,642	1

(a)	Vintages are from 2010 to 2020. Each company possesses additional allowances for use in periods beyond 2020.
(b)	Vintage is 2010.
(c)

The book value represents SO2 and NOx emission allowances for use in periods through 2039. The book value at December 31, 2009, for Ameren, UE, Genco and CILCO (AERG) was $129 million, $35 million, $62 million, and $1 million, respectively.

(d)	Includes $30 million of fair-market value adjustments recorded in connection with Ameren’s 2003 acquisition of CILCORP.

The following table presents amortization expense based on usage of emission allowances, net of gains from emission allowance sales, for Ameren, UE, Genco and CILCO (AERG) during the three months ended March 31, 2010 and 2009:

	Three Months
	2010		2009
Ameren(a)	$3		$5
UE	(b	)	(b	)
Genco(a)	3		5
CILCO (AERG)	(b	)	(b	)

(a)	Includes allowances consumed that were recorded through purchase accounting.
(b)	Less than $1 million.

Excise Taxes

Excise taxes imposed on us are reflected on Missouri electric, Missouri natural gas, and Illinois natural gas customer bills. They are recorded gross in Operating Revenues and Operating Expenses - Taxes Other than Income Taxes on the statement of income. Excise taxes reflected on Illinois electric customer bills are imposed on the consumer and are therefore not included in revenues and expenses. They are recorded as tax collections payable and included in Taxes Accrued on the balance sheet. The following table presents excise taxes recorded in Operating Revenues and Operating Expenses - Taxes Other than Income Taxes for the three months ended March 31, 2010 and 2009:

	Three Months
	2010	2009
Ameren	$46	$42
UE	25	23
CIPS	5	5
CILCO	4	4
IP	12	10

Uncertain Tax Positions

The amount of unrecognized tax benefits as of March 31, 2010, was $139 million, $90 million, less than $1 million, $30 million, $15 million, and less than $1 million for Ameren, UE, CIPS, Genco, CILCO and IP, respectively. The amount of unrecognized tax benefits as of March 31, 2010, that would impact the effective tax rate, if recognized, was $6 million, $3 million, less than $1 million, less than $1 million, less than $1 million, and less than $1 million for Ameren, UE, CIPS, Genco, CILCO and IP, respectively.

Ameren’s 2005 and 2006 federal income tax returns are before the Appeals Office of the Internal Revenue Service. The Internal Revenue Service is currently examining Ameren’s 2007 and 2008 income tax returns.

State income tax returns are generally subject to examination for a period of three years after filing of the return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Ameren’s 2007 and 2008 State of Illinois income tax returns are currently under examination by the Illinois Department of Revenue.

It is reasonably possible that events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits for the Ameren Companies to increase or decrease. However, the Ameren Companies do not believe such increases or decreases would be material to their results of operations, financial position or liquidity.

Asset Retirement Obligations

AROs at Ameren, UE, CIPS, Genco, CILCO and IP increased compared to December 31, 2009, to reflect the accretion of obligations to their fair values.

Variable-interest Entities

According to the applicable authoritative accounting guidance, an entity is considered a VIE if it does not have sufficient equity to finance its activities without assistance from variable-interest holders, or if its equity investors lack any of the following characteristics of a controlling financial interest: control through voting rights, the obligation to absorb expected losses, or the right to receive expected residual returns. The primary beneficiary of a VIE is the entity that (1) has the power to direct matters that most significantly affect the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Entities are required to consolidate a VIE if they are its primary beneficiary. We have determined that the following significant VIEs were held by the Ameren Companies at March 31, 2010:

—        Affordable housing partnership investments. At March 31, 2010, and December 31, 2009, Ameren had investments in multiple affordable housing and low-income real estate development partnerships as well as an investment in a commercial real estate development partnership of $58 million and $64 million in the aggregate, respectively. Ameren has a variable interest in these investments as a limited partner. With the exception of the commercial real estate development partnership, Ameren owns less than a 50% interest in each partnership and receives the benefits and accepts the risks consistent with its limited partner interest. Ameren is not the primary beneficiary of these investments because Ameren does not have the power to direct matters that most significantly impact the activities of the VIE. These investments are classified as Other Assets on Ameren’s consolidated balance sheet. The maximum exposure to loss as a result of these variable interests is limited to the investments in these partnerships.

See Note 8 - Related Party Transactions for information about IP’s variable interest in AITC.

Noncontrolling Interest

Ameren’s noncontrolling interests comprise the 20% of EEI’s net assets not owned by Ameren and the Ameren subsidiaries’ outstanding preferred stock not subject to mandatory redemption not owned by Ameren. These noncontrolling interests are classified as a component of equity separate from Ameren’s equity in its consolidated balance sheet. Genco’s noncontrolling interest comprises the 20% of EEI’s net assets not owned by Genco. This noncontrolling interest is classified as a component of equity separate from Genco’s equity in its consolidated balance sheet.

A reconciliation of the equity changes attributable to the noncontrolling interest at Ameren and Genco for the three months ended March 31, 2010, is shown below:

	Three Months
	2010	2009
Ameren:
Noncontrolling interest, beginning of period	$207	$216
Net income attributable to noncontrolling interest	4	4
Dividends paid to noncontrolling interest holders	(2)	(8)
Noncontrolling interest, end of period	$209	$212
Genco:
Noncontrolling interest, beginning of period	$12	$21
Net income attributable to noncontrolling interest	1	2
Dividends paid to noncontrolling interest holders	-	(6)
Noncontrolling interest, end of period	$13	$17

NOTE 2 - RATE AND REGULATORY MATTERS

Below is a summary of significant regulatory proceedings and related lawsuits. We are unable to predict the ultimate outcome of these matters, the timing of the final decisions of the various agencies and courts, or the impact on our results of operations, financial position, or liquidity.

Missouri

Pending Electric Rate Case

UE filed a request with the MoPSC in July 2009 to increase its annual revenues for electric service. The currently pending request, as amended, seeks to increase annual revenues from electric service by $287 million. Included in this increase request is approximately $118 million of anticipated increases in normalized net fuel costs in excess of the net fuel costs included in base rates previously authorized by the MoPSC in its January 2009 electric rate order. The balance of the increase request is based primarily on investments made to continue system-wide reliability improvements for customers, increases in costs essential to generating and delivering electricity, and higher financing costs. The electric rate increase request, as amended, is based on a 10.8% return on equity, a capital structure composed of 51.3% equity, a rate base of $6 billion, and a test year ended March 31, 2009, with certain pro-forma adjustments through the true-up date of January 31, 2010.

As part of its original filing, UE also requested that the MoPSC approve the implementation of an environmental cost recovery mechanism and a storm restoration cost tracker. In addition, UE requested that the MoPSC approve the continued use of the FAC and the vegetation management and infrastructure inspection cost tracking mechanism that the MoPSC previously authorized in its January 2009 electric rate order, and the continued use of the regulatory tracking mechanism for pension and postretirement benefit costs that the MoPSC previously authorized in its May 2007 electric rate order. The UE request included the discontinuation of the SO2 emission allowance sales tracker.

The MoPSC staff has responded to the UE request for an electric service rate increase. The MoPSC staff’s recommendation, as amended, is to increase UE’s annual revenues by $165 million based on a return on equity of 9.35%. Included in this recommendation is approximately $107 million of increases in normalized net fuel costs. Other parties also made recommendations through testimony filed in this case. The MoPSC staff and other parties have expressed opposition to some of the requested cost recovery mechanisms.

UE, the MoPSC staff, and other parties have agreed to several stipulations resolving various revenue requirement issues, which have been approved by the MoPSC and will be implemented with the effective date of the final rate order. Those stipulations include UE’s agreement to withdraw its request to implement an environmental cost recovery mechanism in this case in exchange for the ability to defer allowance for funds used during construction and depreciation costs for pollution control equipment at one of its power plants until the earlier of January 2012 or that equipment is put in customer rates. The parties also agreed to prospectively include the margins on certain wholesale contracts in UE’s FAC in exchange for an increase in the jurisdictional cost allocation to retail customers. In addition, the parties have agreed to a mechanism that will prospectively address the significant lost revenues UE can incur due to future operational issues at Noranda’s smelter plant in southeast Missouri. The agreement will permit UE, when a significant loss of service occurs at the Noranda plant, to sell the power not taken by Noranda and use the proceeds of those sales to offset the revenues lost from Noranda. UE will be allowed to keep the amount of revenues necessary to compensate UE for significant Noranda usage reductions but any excess revenues above the level necessary to compensate UE would be refunded to retail customers through the FAC. Approved stipulations also include the continued use of the regulatory tracking mechanism for pension and postretirement benefit costs, among other things.

The MoPSC still has several important issues to consider in this case. Those issues include determining the appropriate return on equity, depreciation rates, power plant maintenance and certain reliability expenditure levels to be reflected in base rates, as well as whether UE should be able to continue to employ its existing FAC at the current 95% sharing level and vegetation management and infrastructure inspection cost tracking mechanisms.

A decision by the MoPSC in this proceeding is required by the end of June 2010. UE cannot predict the level of any electric service rate change the MoPSC may approve, when any rate change may go into effect, whether the cost recovery mechanisms and trackers requested will be approved or continued, or whether any rate change that may eventually be approved will be sufficient to enable UE to recover its costs and earn a reasonable return on its investments when the rate change goes into effect.

Illinois

Electric and Natural Gas Delivery Service Rate Cases

On April 29, 2010, the ICC issued a consolidated order approving a net increase in annual revenues for electric delivery service of $32 million in the aggregate

(CIPS - $17 million increase, CILCO - $1 million increase, and IP - $14 million increase) and a net decrease in annual revenues for natural gas delivery service of $27 million in the aggregate (CIPS - $3 million decrease, CILCO - $9 million decrease, and IP - $15 million decrease), based on a 9.9% to 10.3% return on equity with respect to electric delivery service and a 9.2% to 9.4% return on equity with respect to natural gas delivery service. These rate changes became effective on May 6, 2010. On May 6, 2010, the ICC amended the April 2010 rate order to correct a technical error in the calculation of cash working capital, which resulted in an additional increase in annual revenues totaling $10 million in the aggregate. The ICC consolidated rate order, as amended, approves a net increase in annual revenues for electric delivery service of $35 million in the aggregate (CIPS - $18 million increase, CILCO - $2 million increase, and IP - $15 million increase) and a net decrease in annual revenues for natural gas delivery service of $20 million in the aggregate (CIPS - $2 million decrease, CILCO - $7 million decrease, and IP - $11 million decrease). The rate changes relating to the error correction will become effective May 12, 2010.

The ICC order confirmed the previously approved 80% allocation of fixed non-volumetric residential and commercial natural gas customer charges, and approved a higher percentage of recovery of fixed non-volumetric electric residential and commercial customer charges. The percentage of costs to be recovered through fixed non-volumetric electric residential and commercial customer and meter charges increased from 27% to 40%. This increase will impact quarterly results of operations and cash flows, but is not expected to have any impact on annual margins.

In response to the ICC consolidated rate order and amended rate order, the Ameren Illinois Utilities intend to take immediate action to address the financial pressures created on the respective companies. CIPS, CILCO and IP intend to take the following actions:

•	significantly reduce budgets;

•	institute a hiring freeze;

•	substantially reduce the use of contractors;

•	delay or cancel certain projects and planned activities; and

•	reduce expenditures for capital projects designed to enhance reliability of their respective delivery systems.

The Ameren Illinois Utilities and other parties have 30 days from the date of the order to request an ICC rehearing of the April 2010 consolidated order. The Ameren Illinois Utilities filed a motion to stay certain decisions in the ICC order on May 7, 2010, and will seek rehearing. The Ameren Illinois Utilities may subsequently appeal the ICC rate order. The Ameren Illinois Utilities cannot predict if their requests for an ICC stay of certain decisions and/or rehearing are granted or, in the event the requests are denied by the ICC, whether court appeals will be filed and their ultimate outcome.

Federal

MISO and PJM Dispute Resolution

During 2009, MISO and PJM discovered an error in the calculation quantifying certain transactions between the RTOs. The error, which originated in April 2005, at the initiation of the MISO Energy and Operating Reserves Market was corrected prospectively in June 2009. Since discovering the error, MISO and PJM have worked jointly to estimate its financial impact on the respective markets. MISO and PJM are in agreement about the methodology used to recalculate the market flows occurring from June 2007 to June 2009 for the resettlement due from PJM to MISO estimated at $65 million. MISO and PJM are not in agreement about the methodology used to recalculate the market flows occurring from April 2005 to May 2007, nor are they in agreement about the resettlement amount. Attempts to resolve this dispute through FERC’s dispute resolution and settlement process were not successful. In early March 2010, MISO filed complaints with FERC against PJM seeking a $130 million resettlement, plus interest, of the contested transactions. In April 2010, PJM filed a complaint with FERC against MISO alleging MISO violated the joint operating agreement’s market-to-market coordination process for certain transactions between the two RTOs. PJM’s complaint states it is entitled to at least $25 million from MISO for amounts improperly paid in result of MISO’s alleged process violation. Ameren and its subsidiaries may receive or pay a to-be-determined portion of any resettlement amount due between the RTOs. No prospective refund or payment has been recorded related to this matter. We expect FERC will issue an order during the second quarter of 2010; however, it is not required to do so. Until FERC issues an order, we cannot predict the ultimate impact of these proceedings on Ameren’s, UE’s, CIPS’, Genco’s, CILCO’s and IP’s results of operations, financial position, or liquidity.

NOTE 3 - CREDIT FACILITY BORROWINGS AND LIQUIDITY

The liquidity needs of the Ameren Companies are typically supported through the use of available cash, short-term intercompany borrowings, or drawings under committed bank credit facilities.

The following table summarizes the borrowing activity and relevant interest rates as of March 31, 2010, under the 2009 Multiyear Credit Agreement, the 2009 Supplemental Credit Agreement, and the 2009 Illinois Credit Agreement (excluding letters of credit issued):

2009 Multiyear Credit Agreement ($1.15 billion)		Ameren (Parent)	UE	Genco	Total
March 31, 2010:
Average daily borrowings outstanding during 2010		$629	$-	$-	$629
Outstanding short-term debt at period end		557	-	-	557
Weighted-average interest rate during 2010		2.98%	-	-	2.98%
Peak short-term borrowings during 2010(a)		$712	$-	$-	$712
Peak interest rate during 2010		5.5%	-	-	5.5%

2009 Supplemental Credit Agreement ($150 million)		Ameren (Parent)	UE	Genco	Total
March 31, 2010:
Average daily borrowings outstanding during 2010		$82	$-	$-	$82
Outstanding short-term debt at period end		73	-	-	73
Weighted-average interest rate during 2010		3.49%	-	-	3.49%
Peak short-term borrowings during 2010(a)		$93	$-	$-	$93
Peak interest rate during 2010		5.5%	-	-	5.5%

2009 Illinois Credit Agreement ($800 million)	Ameren (Parent)	CIPS	CILCO (Parent)	IP	Total
March 31, 2010:
Average daily borrowings outstanding during 2010	$22	$-	$-	$-	$22
Outstanding short-term debt at period end	-	-	-	-	-
Weighted-average interest rate during 2010	3.48%	-	-	-	3.48%
Peak short-term borrowings during 2010(a)	$100	$-	$-	$-	$100
Peak interest rate during 2010	3.48%	-	-	-	3.48%

(a)	The timing of peak short-term borrowings varies by company and therefore the amounts presented by company may not equal the total peak short-term borrowings for the period. The simultaneous peak short-term borrowings under all facilities during the first three months of 2010 were $905 million.

Based on outstanding borrowings under the 2009 Multiyear Credit Agreements and the 2009 Illinois Credit Agreement (including reductions for $15 million of letters of credit issued under the 2009 Multiyear Credit Agreement), the available amounts under the facilities at March 31, 2010, were $655 million and $800 million, respectively.

Indebtedness Provisions and Other Covenants

The information below presents a summary of the Ameren Companies’ compliance with indebtedness provisions and other covenants. See Note 4 - Credit Facility Borrowings and Liquidity in the Form 10-K for a detailed description of those provisions.

The 2009 Multiyear Credit Agreements require Ameren, UE and Genco to each maintain consolidated indebtedness of not more than 65% of consolidated total capitalization pursuant to a calculation set forth in the facilities. All of the consolidated subsidiaries of Ameren, including the Ameren Illinois Utilities, are included for purposes of determining compliance with this capitalization test with respect to Ameren. Failure to satisfy the capitalization covenant constitutes a default under the 2009 Multiyear Credit Agreements. As of March 31, 2010, the ratios of consolidated indebtedness to total consolidated capitalization, calculated in accordance with the provisions of the 2009 Multiyear Credit Agreements, were 50%, 48% and 52%, for Ameren, UE and Genco, respectively.

The 2009 Illinois Credit Agreement requires Ameren and each Ameren Illinois utility to maintain consolidated indebtedness of not more than 65% of its consolidated total capitalization pursuant to a defined calculation. All of the consolidated subsidiaries of Ameren are included for purposes of determining compliance with this capitalization test with respect to Ameren. As of March 31, 2010, the ratios of consolidated indebtedness to total consolidated capitalization for Ameren, CIPS, CILCO and IP, calculated in accordance with the provisions of the 2009 Illinois Credit Agreement, were 50%, 44%, 39%, and 45%, respectively. In addition, Ameren is required to maintain a ratio of consolidated funds from operations plus interest expense to consolidated interest expense of at least 2.0 to 1, as of the end of the most recent four fiscal quarters and calculated and subject to adjustment in accordance with the 2009 Illinois Credit Agreement. Ameren’s ratio as of March 31, 2010, was 4.5 to 1. Failure to satisfy these covenants constitutes a default under the 2009 Illinois Credit Agreement.

None of Ameren’s credit facilities or financing arrangements contain credit rating triggers that would cause an event of default or acceleration of repayment of outstanding balances. At March 31, 2010, management believes that the Ameren Companies were in compliance with their credit facilities’ provisions and covenants.

Money Pools

Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. Separate money pools are maintained for utility and non-state-regulated entities. Ameren Services is responsible for the operation and administration of the money pool agreements.

Utility

Through the utility money pool, the pool participants may access the committed credit facilities. See discussion above for amounts available under the facilities at March 31, 2010. UE, CIPS, CILCO and IP may borrow from each other through the utility money pool agreement subject to applicable regulatory short-term borrowing authorizations. Ameren and AERG may participate in the utility money pool only as lenders. The primary sources of external funds for the utility money pool are the 2009 Multiyear Credit Agreements and the 2009 Illinois Credit Agreement. The average interest rate for borrowing under the utility money pool for the three months ended March 31, 2010, was 0.14% (2009 - 0.24%).

Non-state-regulated Subsidiaries

Ameren Services, Resources Company, Genco, AERG, Marketing Company, AFS and other non-state-regulated Ameren subsidiaries have the ability, subject to Ameren parent company authorization and applicable regulatory short-term borrowing authorizations, to access funding from the 2009 Multiyear Credit Agreements through a non-state-regulated subsidiary money pool agreement. In addition, Ameren had available cash balances at March 31, 2010, which can be loaned into this arrangement. The average interest rate for borrowing under the non-state-regulated subsidiary money pool for the three months ended March 31, 2010, was 0.62% (2009 - 1.2%).

See Note 8 - Related Party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the three months ended March 31, 2010.

NOTE 4 - LONG-TERM DEBT AND EQUITY FINANCINGS

Ameren

Under DRPlus, pursuant to an effective SEC Form S-3 registration statement, and under our 401(k) plan, pursuant to an effective SEC Form S-8 registration statement, Ameren issued a total of 0.8 million new shares of common stock valued at $20 million in the three months ended March 31, 2010.

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

UE’s, CIPS’, CILCO’s and IP’s indenture provisions and articles of incorporation include covenants and provisions related to the issuances of first mortgage bonds and preferred stock. UE, CIPS, CILCO and IP are required to meet certain ratios to issue first mortgage bonds and preferred stock. The following table includes the required and actual earnings coverage ratios for interest charges and preferred dividends and bonds and preferred stock issuable for the 12 months ended March 31, 2010, at an assumed interest rate of 7% and dividend rate of 8%.

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds Issuable(b)	Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
UE	≥2.0	3.0	$1,424	≥2.5	45.7	$1,283
CIPS	≥2.0	4.6	356	≥1.5	2.1	140
CILCO	≥2.0(d)	7.2	214	≥2.5	139.6	50	(e)
IP	≥2.0	3.9	1,213	≥1.5	1.9	342

(a)	Coverage required on the annual interest charges on first mortgage bonds outstanding and to be issued. Coverage is not required in certain cases when additional first mortgage bonds are issued on the basis of retired bonds.
(b)	Amount of bonds issuable based either on meeting required coverage ratios or unfunded property additions, whichever is more restrictive. These amounts shown also include bonds issuable based on retired bond capacity of $94 million, $18 million, $44 million and $536 million, at UE, CIPS, CILCO and IP, respectively.
(c)	Coverage required on the annual interest charges on all long-term debt (CIPS only) and the annual dividend on preferred stock outstanding and to be issued, as required in the respective company’s articles of incorporation. For CILCO, this ratio must be met for a period of 12 consecutive calendar months within the 15 months immediately preceding the issuance.

(d)	In lieu of meeting the interest coverage ratio requirement, CILCO may attempt to meet an earnings requirement of at least 12% of the principal amount of all mortgage bonds outstanding and to be issued. For the three months ended March 31, 2010, CILCO had earnings equivalent to at least 36% of the principal amount of all mortgage bonds outstanding.
(e)	See Note 4 - Credit Facility Borrowings and Liquidity in the Form 10-K for a discussion regarding the restriction on the issuance of preferred stock by CILCO under the 2009 Illinois Credit Agreement.

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

UE’s mortgage indenture contains certain provisions that restrict the amount of common dividends that can be paid by UE. Under this mortgage indenture, $31 million of total retained earnings was restricted against payment of common dividends, except those dividends payable in common stock, which left $1.8 billion of free and unrestricted retained earnings at March 31, 2010.

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

Genco’s indenture includes provisions that require Genco to maintain certain debt service coverage and/or debt-to-capital ratios in order for Genco to pay dividends, to make certain principal or interest payments, to make certain loans to or investments in affiliates, or to incur additional indebtedness. The following table summarizes these ratios for the 12 months ended March 31, 2010:

	Required Interest Coverage Ratio		Actual Interest Coverage Ratio	Required Debt-to- Capital Ratio	Actual Debt-to- Capital Ratio
Genco(a)	≥1.75	(b)	4.9	≤60%	50%

(a)	Interest coverage ratio relates to covenants regarding certain dividend, principal and interest payments on certain subordinated intercompany borrowings. The debt-to-capital ratio relates to a debt incurrence covenant, which also requires an interest coverage ratio of 2.5 for the most recently ended four fiscal quarters.
(b)	Ratio excludes amounts payable under Genco’s intercompany note to CIPS. The ratio must be met both for the prior four fiscal quarters and for the succeeding four six-month periods.

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

Off-Balance-Sheet Arrangements

At March 31, 2010, none of the Ameren Companies had any off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future.

NOTE 5 - OTHER INCOME AND EXPENSES

The following table presents Other Income and Expenses for each of the Ameren Companies for the three months ended March 31, 2010 and 2009:

	Three Months
	2010	2009
Ameren:(a)
Miscellaneous income:
Allowance for equity funds used during construction	$13	$6
Interest income on industrial development revenue bonds	7	7
Interest and dividend income	1	1
Other	1	2
Total miscellaneous income	$22	$16
Miscellaneous expense:
Donations	$2	$3
Other	5	1
Total miscellaneous expense	$7	$4
UE:
Miscellaneous income:
Allowance for equity funds used during construction	$13	$6
Interest income on industrial development revenue bonds	7	7
Other	1	-
Total miscellaneous income	$21	$13
Miscellaneous expense:
Donations	$1	$2
Other	1	-
Total miscellaneous expense	$2	$2
CIPS:
Miscellaneous income:
Interest and dividend income	$1	$2
Other	-	1
Total miscellaneous income	$1	$3
Miscellaneous expense:
Other	$-	$1
Total miscellaneous expense	$-	$1
Genco:
Miscellaneous expense:
Other	$1	$-
Total miscellaneous expense	$1	$-
CILCO:
Miscellaneous expense:
Other	$1	$1
Total miscellaneous expense	$1	$1
IP:
Miscellaneous income:
Other	$1	$1
Total miscellaneous income	$1	$1
Miscellaneous expense:
Other	$2	$1
Total miscellaneous expense	$2	$1

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

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

The following table presents open gross derivative volumes by commodity type as of March 31, 2010, and December 31, 2009:

	Quantity (in millions)
	NPNS Contracts(a)				Cash Flow Hedges(b)				Other Derivatives(c)				Derivatives that Qualify for Regulatory Deferral(d)
Commodity
	2010		2009		2010		2009		2010		2009		2010		2009
Coal (in tons)
Ameren(e)	74		115		(f	)	(f	)	(f	)	(f	)	(f	)	(f	)
UE	41		81		(f	)	(f	)	(f	)	(f	)	(f	)	(f	)
Genco	17		17		(f	)	(f	)	(f	)	(f	)	(f	)	(f	)
CILCO	7		8		(f	)	(f	)	(f	)	(f	)	(f	)	(f	)
Natural gas (in mmbtu)
Ameren(e)	149		165		(f	)	(f	)	55		28		174		136
UE	20		22		(f	)	(f	)	(g	)	5		25		21
CIPS	25		28		(f	)	(f	)	(f	)	(f	)	29		22
Genco	(f	)	(f	)	(f	)	(f	)	5		7		(f	)	(f	)
CILCO	45		50		(f	)	(f	)	(f	)	(f	)	46		36
IP	59		66		(f	)	(f	)	(f	)	(f	)	74		57
Heating oil (in gallons)
Ameren(e)	(f	)	(f	)	(f	)	(f	)	83		94		107		117
UE	(f	)	(f	)	(f	)	(f	)	(f	)	(f	)	107		117
Genco	(f	)	(f	)	(f	)	(f	)	65		73		(f	)	(f	)
CILCO	(f	)	(f	)	(f	)	(f	)	19		21		(f	)	(f	)
Power (in megawatthours)
Ameren(e)	71		76		29		32		33		22		33		36
UE	3		4		(f	)	(f	)	(g	)	(g	)	5		4
CIPS	(f	)	(f	)	(f	)	(f	)	(f	)	(f	)	9		10
Genco	(f	)	(f	)	(f	)	(f	)	2		3		(f	)	(f	)
CILCO	(f	)	(f	)	(f	)	(f	)	(f	)	(f	)	5		5
IP	(f	)	(f	)	(f	)	(f	)	(f	)	(f	)	14		16
SO2 emission allowances (in tons)
Ameren	(f	)	(f	)	(f	)	(f	)	(g	)	(f	)	(f	)	(f	)
Genco	(f	)	(f	)	(f	)	(f	)	(g	)	(f	)	(f	)	(f	)
CILCO	(f	)	(f	)	(f	)	(f	)	(g	)	(f	)	(f	)	(f	)
Uranium (in pounds)
Ameren	6		(f	)	(f	)	(f	)	(f	)	(f	)	(g	)	(g	)
UE	6		(f	)	(f	)	(f	)	(f	)	(f	)	(g	)	(g	)

(a)	Contracts through December 2013, March 2015, September 2035, and June 2020 for coal, natural gas, power, and uranium, respectively, as of March 31, 2010.
(b)	Contracts through December 2012 for power, as of March 31, 2010.
(c)	Contracts through April 2012, December 2013, December 2013, and December 2010 for natural gas, heating oil, power, and SO2 emission allowances, respectively, as of March 31, 2010.
(d)	Contracts through October 2015, December 2013, December 2012, and November 2011 for natural gas, heating oil, power, and uranium, respectively, as of March 31, 2010.
(e)	Includes amounts from Ameren registrant and nonregistrant subsidiaries.
(f)	Not applicable.
(g)	Less than 1 million.

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

Derivative contracts that qualify for regulatory deferral are recorded at fair value, with changes in fair value charged or credited to regulatory assets or regulatory liabilities in the period in which the change occurs. Regulatory assets and regulatory liabilities are amortized to the statement of income as related losses and gains are reflected in rates charged to customers.

Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for the NPNS exception, hedge accounting, or regulatory deferral accounting. Such contracts are recorded at fair value, with changes in fair value charged or credited to the statement of income in the period in which the change occurs.

The following table presents the carrying value and balance sheet location of all derivative instruments as of March 31, 2010, and December 31, 2009:

	Balance Sheet Location	Ameren(a)		UE			CIPS			Genco			CILCO			IP
2010:
Derivative assets designated as hedging instruments
Commodity contracts:
Power	MTM derivative assets	$32		$	(b	)	$	(b	)		$-		$	(b	)	$	(b	)
	Other assets	12			-			-			-			-			-
	Total assets	$44			$-			$-			$-			$-			$-
Derivative assets not designated as hedging instruments
Commodity contracts:
Natural gas	MTM derivative assets	$16		$	(b	)	$	(b	)		$1		$	(b	)	$	(b	)
	Other current assets	-			1			-			-			-			-
	Other assets	2			-			-			-			1			1
Heating oil	MTM derivative assets	39			(b	)		(b	)		13			(b	)		(b	)
	Other current assets	-			22			-			-			4			-
	Other assets	34			20			-			12			3			-
Power	MTM derivative assets	146			(b	)		(b	)		20			(b	)		(b	)
	Other current assets	-			16			-			-			-			-
	Other assets	21			2			-			-			-			-
	Total assets	$258			$61			$-			$46			$8			$1
Derivative liabilities not designated as hedging instruments
Commodity contracts:
Natural gas	MTM derivative liabilities	$115			$16			$18		$	(b	)		$23			$42
	Other current liabilities	-			-			-			1			-			-
	Other deferred credits and liabilities	85			13			14			2			20			37
Heating oil	MTM derivative liabilities	14			8			-			(b	)		1			-
	Other current liabilities	-			-			-			6			-			-
	Other deferred credits and liabilities	5			3			-			1			1			-
Power	MTM derivative liabilities	123			3			11			(b	)		6			17
	MTM derivative liabilities - affiliates	(b	)		(b	)		64			(b	)		30			88
	Other current liabilities	-			-			-			17			-			-
	Other deferred credits and liabilities	12			1			111			-			57			169
Uranium	MTM derivative liabilities	2			2			-			(b	)		-			-
	Other deferred credits and liabilities	1			1			-			-			-			-
	Total liabilities	$357			$47			$218			$27			$138			$353
2009:
Derivative assets designated as hedging instruments
Commodity contracts:
Power	MTM derivative assets	$20		$	(b	)	$	(b	)		$-		$	(b	)	$	(b	)
	Other assets	4			-			-			-			-			-
	Total assets	$24			$-			$-			$-			$-			$-
Derivative liabilities designated as hedging instruments
Commodity contracts:
Power	MTM derivative liabilities	$1			$-			$-		$	(b	)		$-			$-
	Total liabilities	$1			$-			$-			$-			$-			$-
Derivative assets not designated as hedging instruments
Commodity contracts:
Natural gas	MTM derivative assets	$19		$	(b	)	$	(b	)		$-		$	(b	)	$	(b	)
	Other current assets	-			2			1			-			2			1
	Other assets	4			-			-			-			1			1
Heating oil	MTM derivative assets	39			(b	)		(b	)		14			(b	)		(b	)
	Other current assets	-			22			-			-			4			-
	Other assets	41			23			-			14			4			-
Power	MTM derivative assets	43			(b	)		(b	)		8			(b	)		(b	)
	Other assets	10			7			-			-			-			-
	Total assets	$156			$54			$1			$36			$11			$2
Derivative liabilities not designated as hedging instruments
Commodity contracts:
Natural gas	MTM derivative liabilities	$55			$10			$8		$	(b	)		$7			$17
	Other current liabilities	-			-			-			1			-			-
	Other deferred credits and liabilities	44			6			8			-			8			19
Heating oil	MTM derivative liabilities	15			9			-			(b	)		2			-
	Other current liabilities	-			-			-			5			-			-
	Other deferred credits and liabilities	5			3			-			2			-			-
Power	MTM derivative liabilities	37			8			2			(b	)		1			3
	MTM derivative liabilities - affiliates	(b	)		(b	)		43			(b	)		19			65
	Other current liabilities	-			-			-			7			-			-
	Other deferred credits and liabilities	4			-			95			-			49			145
Uranium	MTM derivative liabilities	1			1			-			(b	)		-			-
	Other deferred credits and liabilities	1			1			-			-			-			-
	Total liabilities	$162			$38			$156			$15			$86			$249

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	Balance sheet line item not applicable to registrant.

The following table presents the cumulative amount of pretax net gains (losses) on all derivative instruments in accumulated OCI and regulatory assets or regulatory liabilities as of March 31, 2010, and December 31, 2009:

	Ameren(a)	UE	CIPS	Genco	CILCO	IP
2010:
Cumulative gains (losses) deferred in accumulated OCI:
Power derivative contracts(b)	$46	$-	$-	$-	$-	$-
Interest rate derivative contracts(c)(d)	(10)	-	-	(10)	-	-
Cumulative gains (losses) deferred in regulatory liabilities or assets:
Natural gas derivative contracts(e)	(180)	(28)	(32)	-	(42)	(78)
Power derivative contracts(f)	(21)	15	(186)	-	(93)	(274)
Heating oil derivative contracts(g)	6	6	-	-	-	-
Uranium derivative contracts(h)	(3)	(3)	-	-	-	-
2009:
Cumulative gains (losses) deferred in accumulated OCI:
Power derivative contracts(b)	$24	$-	$-	$-	$-	$-
Interest rate derivative contracts(c)(d)	(10)	-	-	(10)	-	-
Cumulative gains (losses) deferred in regulatory liabilities or assets:
Natural gas derivative contracts(e)	(74)	(13)	(15)	-	(12)	(34)
Power derivative contracts(f)	(11)	(1)	(140)	-	(69)	(213)
Heating oil derivative contracts(g)	5	5	-	-	-	-
Uranium derivative contracts(h)	(2)	(2)	-	-	-	-

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	Represents net gains associated with power derivative contracts at Ameren. These contracts are a partial hedge of electricity price exposure through December 2012 as of March 31, 2010. Current gains of $35 million and $22 million were recorded at Ameren as of March 31, 2010, and December 31, 2009, respectively.
(c)	Includes net gains associated with interest rate swaps at Genco that were a partial hedge of the interest rate on debt issued in June 2002. The swaps cover the first 10 years of debt that has a 30-year maturity, and the gain in OCI is amortized over a 10-year period that began in June 2002. The carrying value at March 31, 2010, and December 31, 2009, was $1 million and $1 million, respectively. Over the next twelve months, $0.7 million of the gain will be amortized.
(d)	Includes net losses associated with interest rate swaps at Genco. The swaps were executed during the fourth quarter of 2007 as a partial hedge of interest rate risks associated with Genco’s April 2008 debt issuance. The loss on the interest rate swaps is being amortized over a 10-year period that began in April 2008. The carrying value at March 31, 2010, and December 31, 2009, was a loss of $11 million and $11 million, respectively. Over the next twelve months, $1.4 million of the loss will be amortized.
(e)	Represents net losses associated with natural gas derivative contracts. These contracts are a partial hedge of natural gas requirements through October 2015 at UE, CIPS, CILCO, and IP, in each case as of March 31, 2010. Current gains deferred as regulatory liabilities include $1 million at UE as of March 31, 2010. Current losses deferred as regulatory assets include $16 million, $18 million, $23 million, and $42 million at UE, CIPS, CILCO and IP, respectively, as of March 31, 2010. Current gains deferred as regulatory liabilities include $1 million, $1 million, $2 million, and $1 million at UE, CIPS, CILCO and IP, respectively, as of December 31, 2009. Current losses deferred as regulatory assets include $8 million, $8 million, $7 million, and $17 million at UE, CIPS, CILCO and IP, respectively, as of December 31, 2009.
(f)	Represents net gains (losses) associated with power derivative contracts. These contracts are a partial hedge of power price requirements through December 2012 at UE, CIPS, CILCO, and IP, in each case as of March 31, 2010. Current gains deferred as regulatory liabilities include $16 million at UE as of March 31, 2010. Current losses deferred as regulatory assets include $3 million, $75 million, $36 million, and $105 million at UE, CIPS, CILCO and IP, respectively, as of March 31, 2010. Current gains deferred as regulatory liabilities include $5 million at UE as of December 31, 2009. Current losses deferred as regulatory assets include $6 million, $45 million, $20 million, and $68 million at UE, CIPS, CILCO and IP, respectively, as of December 31, 2009.

(g)	Represents net gains on heating oil derivative contracts at UE. These contracts are a partial hedge of our transportation costs for coal through December 2013 as of March 31, 2010. Current gains deferred as regulatory liabilities include $5 million at UE as of March 31, 2010. Current losses deferred as regulatory assets include $8 million at UE as of March 31, 2010. Current gains deferred as regulatory liabilities include $5 million at UE as of December 31, 2009. Current losses deferred as regulatory assets include $9 million at UE as of December 31, 2009.
(h)	Represents net losses on uranium derivative contracts at UE. These contracts are a partial hedge of our uranium requirements through November 2011 as of March 31, 2010. Current losses deferred as regulatory assets include $2 million at UE as of March 31, 2010. Current losses deferred as regulatory assets include $1 million at UE as of December 31, 2009.

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

Concentrations of Credit Risk

In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into one of eight groupings according to the primary business in which each engages. The following table presents the maximum exposure, as of March 31, 2010 and December 31, 2009, if counterparty groups were to completely fail to perform on contracts by grouping. The maximum exposure is based on the gross fair value of financial instruments, including NPNS contracts, which excludes collateral held, and does not consider the legally binding right to net transactions based on master trading and netting agreements.

	Affiliates(a)	Coal Producers	Commodity Marketing Companies	Electric Utilities	Financial Companies	Municipalities/ Cooperatives	Oil and Gas Companies	Retail Companies	Total
2010:
Ameren(b)	$590	$27	$8	$23	$106	$397	$10	$99	$1,260
UE	-	19	1	5	28	23	-	-	76
CIPS	-	-	-	-	-	-	-	-	-
Genco	-	5	1	2	4	-	5	-	17
CILCO	-	3	-	-	1	-	-	-	4
IP	-	-	-	-	-	-	1	-	1
2009:
Ameren(b)	$517	$9	$16	$23	$123	$165	$11	$63	$927
UE	-	5	2	7	30	22	-	-	66
CIPS	-	-	-	-	1	-	-	-	1
Genco	-	2	1	2	3	-	6	-	14
CILCO	-	1	-	-	3	-	-	-	4
IP	-	-	-	-	2	-	1	-	3

(a)	Primarily comprised of Marketing Company’s exposure to the Ameren Illinois Utilities related to financial contracts. The exposure is not eliminated at the consolidated Ameren level as it is calculated without regard to the offsetting affiliate counterparty’s liability position. See Note 14 - Related Party Transactions in the Form 10-K for additional information on these financial contracts.
(b)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

The following table presents the amount of cash collateral held from counterparties, as of March 31, 2010, and December 31, 2009, based on the contractual rights under the agreements to seek collateral and the maximum exposure as calculated under the individual master trading and netting agreements:

	Affiliates(a)	Coal Producers	Commodity Marketing Companies	Electric Utilities	Financial Companies	Municipalities/ Cooperatives	Oil and Gas Companies	Retail Companies	Total
2010:
Ameren(a)	$-	$-	$-	$-	$6	$5	$-	$-	$11
2009:
Ameren(a)	$-	$-	$3	$-	$7	$-	$-	$-	$10

(a)	Represents amounts held by Marketing Company. As of March 31, 2010, and December 31, 2009, Ameren registrant subsidiaries held no cash collateral.

The potential loss on counterparty exposures is reduced by all collateral held and the application of master trading and netting agreements. Collateral includes both cash collateral and other collateral held. As of March 31, 2010, other collateral consisted of letters of credit in the amount of $27 million and $1 million held by Ameren and Genco, respectively. As of December 31, 2009, other collateral consisted of letters of credit in the amount of $32 million, $1 million, and $1 million held by Ameren, UE and Genco, respectively. The following table presents the potential loss after consideration of collateral and application of master trading and netting agreements as of March 31, 2010:

	Affiliates(a)	Coal Producers	Commodity Marketing Companies	Electric Utilities	Financial Companies	Municipalities/ Cooperatives	Oil and Gas Companies	Retail Companies	Total
2010:
Ameren(b)	$587	$-	$3	$8	$72	$366	$8	$98	$1,142
UE	-	-	-	4	25	23	-	-	52
CIPS	-	-	-	-	-	-	-	-	-
Genco	-	-	-	2	-	-	3	-	5
CILCO	-	-	-	-	-	-	-	-	-
IP	-	-	-	-	-	-	1	-	1
2009:
Ameren(b)	$515	$-	$3	$11	$93	$132	$10	$61	$825
UE	-	-	1	5	26	21	-	-	53
CIPS	-	-	-	-	-	-	-	-	-
Genco	-	-	-	2	-	-	5	-	7
CILCO	-	-	-	-	1	-	-	-	1
IP	-	-	-	-	-	-	1	-	1

(a)	Primarily comprised of Marketing Company’s exposure to the Ameren Illinois Utilities related to financial contracts. The exposure is not eliminated at the consolidated Ameren level as it is calculated without regard to the offsetting affiliate counterparty’s liability position. See Note 14 - Related Party Transactions in the Form 10-K for additional information on these financial contracts.
(b)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

Derivative Instruments with Credit Risk-Related Contingent Features

Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If we were to experience an adverse change in our credit ratings, or if a counterparty with reasonable grounds for uncertainty regarding performance of an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of March 31, 2010, and December 31, 2009, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that could be required to be posted with counterparties. The additional collateral required is the net liability position allowed under the master trading and netting agreements, assuming (1) the credit risk-related contingent features underlying these agreements were triggered on March 31, 2010, or December 31, 2009, and (2) those counterparties with rights to do so requested collateral:

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
2010:
Ameren(c)	$573	$133	$ 257
UE	127	14	89
CIPS	48	13	23
Genco	46	-	29
CILCO	68	23	43
IP	124	56	42

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
2009:
Ameren(c)	$500	$61	$ 367
UE	151	8	129
CIPS	41	3	29
Genco	60	-	48
CILCO	56	-	44
IP	71	11	52

(a)	Prior to consideration of master trading and netting agreements and including NPNS contract exposures.
(b)	As collateral requirements with certain counterparties are based on master trading and netting agreements, the aggregate amount of additional collateral required to be posted is after consideration of the effects of such agreements.
(c)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

Cash Flow Hedges

The following table presents the pretax net gain or loss for the three months ended March 31, 2010 and 2009, associated with derivative instruments designated as cash flow hedges:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivatives(a)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income(b)	Amount of (Gain) Loss Reclassified from Accumulated OCI into Income(b)		Location of Gain (Loss) Recognized in Income on Derivatives(c)	Amount of Gain (Loss) Recognized in Income on Derivatives(c)
2010:
Ameren:(d)
Power	$ 26	Operating Revenues - Electric	$ (4)		Operating Revenues - Electric	$ -
Interest rate(e)	-	Interest Charges	(f	)	Interest Charges	-
Genco:
Interest rate(e)	-	Interest Charges	(f	)	Interest Charges	-
2009:
Ameren:(d)
Power	$ 46	Operating Revenues - Electric	$ (40)		Operating Revenues - Electric	$ (12)
Interest rate(e)	-	Interest Charges	(f	)	Interest Charges	-
UE:
Power	(20)	Operating Revenues - Electric	(19)		Operating Revenues - Electric	2
Genco:
Interest rate(e)	-	Interest Charges	(f	)	Interest Charges	-

(a)	Effective portion of gain (loss).
(b)	Effective portion of (gain) loss on settlements.
(c)	Ineffective portion of gain (loss) and amount excluded from effectiveness testing.
(d)	Includes amounts from Ameren registrant and nonregistrant subsidiaries.
(e)	Represents interest rate swaps settled in prior periods. The cumulative gain and loss on the interest rate swaps is being amortized into income over a 10-year period.
(f)	Less than $1 million.

See Note 11 - Other Comprehensive Income for additional information regarding changes in OCI.

Other Derivatives

The following table represents the net change in market value for derivatives not designated as hedging instruments for the three months ended March 31, 2010 and 2009:

	Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
2010:
Ameren(a)	Heating oil	Operating Expenses - Fuel	$1
	Natural gas (generation)	Operating Expenses - Fuel	(1)
	Power	Operating Revenues - Electric	31
		Total	$31
UE	Natural gas (generation)	Operating Expenses - Fuel	$1
	Power	Operating Revenues - Electric	(1)
		Total	$-
Genco	Heating oil	Operating Expenses - Fuel	$1
	Natural gas (generation)	Operating Expenses - Fuel	(1)
	Power	Operating Revenues	1
		Total	$1

	Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
2009:
Ameren(a)	Heating oil	Operating Expenses - Fuel	$24
	Natural gas (generation)	Operating Expenses - Fuel	3
	Natural gas (resale)	Operating Revenues - Gas	2
	Power	Operating Revenues - Electric	34
		Total	$63
UE	Heating oil	Operating Expenses - Fuel	$25
	Natural gas (generation)	Operating Expenses - Fuel	4
	Power	Operating Revenues - Electric	(1)
		Total	$28
Genco	Heating oil	Operating Expenses - Fuel	$(2)
	Natural gas (generation)	Operating Expenses - Fuel	(1)
	Power	Operating Revenues	2
		Total	$(1)
CILCO	Natural gas (resale)	Operating Revenues - Gas	$2

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

Derivatives that Qualify for Regulatory Deferral

The following table represents the net change in market value for derivatives that qualify for regulatory deferral for the three months ended March 31, 2010 and 2009:

	Derivatives that Qualify for Regulatory Deferral	Amount of Gain (Loss) Recognized in Regulatory Liabilities or Regulatory Assets on Derivatives
2010:
Ameren(a)	Heating oil	$1
	Natural gas	(106)
	Power	(10)
	Uranium	(1)
	Total	$(116)
UE	Heating oil	$1
	Natural gas	(15)
	Power	16
	Uranium	(1)
	Total	$1
CIPS	Natural gas	$(17)
	Power	(46)
	Total	$(63)
CILCO	Natural gas	$(30)
	Power	(24)
	Total	$(54)
IP	Natural gas	$(44)
	Power	(61)
	Total	$(105)
2009:
Ameren(a)	Heating oil	$(27)
	Natural gas	(84)
	Power	38
	Total	$(73)
UE	Heating oil	$(27)
	Natural gas	(15)
	Power	38
	Total	(4)
CIPS	Natural gas	$(13)
	Power	(73)
	Total	$(86)
CILCO	Natural gas	$(19)
	Power	(36)
	Total	$(55)
IP	Natural gas	$(37)
	Power	(106)
	Total	$(143)

(a)	Includes amounts for intercompany eliminations.

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

As part of the 2007 Illinois Electric Settlement Agreement and the 2009 Illinois RFP process, the Ameren Illinois Utilities entered into financial contracts with Marketing Company. These financial contracts are derivative instruments. They are accounted for as cash flow hedges by Marketing Company and as derivatives subject to regulatory deferral by the Ameren Illinois Utilities. Consequently, the Ameren Illinois Utilities and Marketing Company record the fair value of the contracts on their respective balance sheets and the changes to the fair value in regulatory assets or liabilities by the Ameren Illinois Utilities and OCI by Marketing Company. In Ameren’s consolidated financial statements, all financial statement effects of the derivative instruments are eliminated. See Note 14 - Related Party Transactions under Part II, Item 8 of the Form 10-K for additional information on these financial contracts.

NOTE 7 - FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use various methods to determine fair value, including market, income, and cost approaches. With these approaches, we adopt certain assumptions that market participants would use in pricing the asset or liability, including assumptions about market risk or the risks inherent in the inputs to the valuation. Inputs to the valuation can be readily observable, market-corroborated, or unobservable. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Authoritative accounting guidance established a fair value hierarchy that prioritizes the inputs used to measure fair value. All financial assets and liabilities carried at fair value are classified and disclosed in one of the following three hierarchy levels:

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

In accordance with applicable authoritative accounting guidance, we consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing as well as any potential credit enhancements into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. Ameren recorded losses totaling less than $1 million in the first quarter of 2010 related to valuation adjustments for counterparty default risk. At March 31, 2010, the counterparty default risk valuation adjustment related to net derivative liabilities totaled $3 million, $- million, $3 million, $- million, $5 million, and $14 million for Ameren, UE, CIPS, Genco, CILCO and IP, respectively.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

		Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren(a)	Derivative assets - commodity contracts(b):
	Heating oil	$-	$-	$73	$73
	Natural gas	15	-	3	18
	Power	11	56	144	211
	Nuclear Decommissioning Trust Fund(c):
	Equity securities:
	U.S. large capitalization	202	-	-	202
	Debt securities:
	Corporate bonds	-	42	-	42
	Municipal bonds	-	1	-	1
	U.S. treasury and agency securities	40	14	-	54
	Asset-backed securities	-	6	-	6
	Other	-	1	-	1
UE	Derivative assets - commodity contracts(b):
	Heating oil	-	-	42	42
	Natural gas	-	-	1	1
	Power	-	11	7	18
	Nuclear Decommissioning Trust Fund(c):
	Equity securities:
	U.S. large capitalization	202	-	-	202
	Debt securities:
	Corporate bonds	-	42	-	42
	Municipal bonds	-	1	-	1
	U.S. treasury and agency securities	40	14	-	54
	Asset-backed securities	-	6	-	6
	Other	-	1	-	1
Genco	Derivative assets - commodity contracts(b):
	Heating oil	-	-	25	25
	Natural gas	1	-	-	1
	Power	-	-	20	20
CILCO	Derivative assets - commodity contracts(b):
	Heating oil	-	-	7	7
	Natural gas	-	-	1	1
IP	Derivative assets - commodity contracts(b):
	Natural gas	-	-	1	1
Liabilities:
Ameren(a)	Derivative liabilities - commodity contracts(b):
	Heating oil	$-	$-	$19	$19
	Natural gas	35	-	165	200
	Power	1	27	107	135
	Uranium	-	-	3	3
UE	Derivative liabilities - commodity contracts(b):
	Heating oil	-	-	11	11
	Natural gas	10	-	19	29
	Power	-	2	2	4
	Uranium	-	-	3	3
CIPS	Derivative liabilities - commodity contracts(b):
	Natural gas	1	-	31	32
	Power	-	-	186	186
Genco	Derivative liabilities - commodity contracts(b):
	Heating oil	-	-	7	7
	Natural gas	3	-	-	3
	Power	-	-	17	17
CILCO	Derivative liabilities - commodity contracts(b):
	Heating oil	-	-	2	2
	Natural gas	2	-	40	42
	Power	-	-	94	94
IP	Derivative liabilities - commodity contracts(b):
	Natural gas	5	-	74	79
	Power	-	-	274	274

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	The derivative asset and liability balances are presented net of counterparty credit considerations.
(c)	Balance excludes $1 million of receivables, payables, and accrued income, net.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

		Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren(a)	Derivative assets - commodity contracts(b):
	Heating oil	$-	$-	$80	$80
	Natural gas	13	-	10	23
	Power	-	3	74	77
	Nuclear Decommissioning Trust Fund(c):
	Equity securities:
	U.S. large capitalization	195	-	-	195
	Debt securities:
	Corporate bonds	-	45	-	45
	Municipal bonds	-	1	-	1
	U.S. treasury and agency securities	37	12	-	49
	Other	-	2	-	2
UE	Derivative assets - commodity contracts(b):
	Heating oil	-	-	44	44
	Natural gas	1	-	2	3
	Power	-	2	5	7
	Nuclear Decommissioning Trust Fund(c):
	Equity securities:
	U.S. large capitalization	195	-	-	195
	Debt securities:
	Corporate bonds	-	45	-	45
	Municipal bonds	-	1	-	1
	U.S. treasury and agency securities	37	12	-	49
	Other	-	2	-	2
CIPS	Derivative assets - commodity contracts(b):
	Natural gas	-	-	1	1
Genco	Derivative assets - commodity contracts(b):
	Heating oil	-	-	28	28
	Power	-	-	8	8
CILCO	Derivative assets - commodity contracts(b):
	Heating oil	-	-	8	8
	Natural gas	-	-	3	3
IP	Derivative assets - commodity contracts(b):
	Natural gas	-	-	2	2
Liabilities:
Ameren(a)	Derivative liabilities - commodity contracts(b):
	Heating oil	$-	$-	$20	$20
	Natural gas	22	-	77	99
	Power	4	2	36	42
	Uranium	-	-	2	2
UE	Derivative liabilities - commodity contracts(b):
	Heating oil	-	-	12	12
	Natural gas	8	-	8	16
	Power	-	2	6	8
	Uranium	-	-	2	2
CIPS	Derivative liabilities - commodity contracts(b):
	Natural gas	-	-	16	16
	Power	-	-	140	140
Genco	Derivative liabilities - commodity contracts(b):
	Heating oil	-	-	7	7
	Natural gas	1	-	-	1
	Power	-	-	7	7
CILCO	Derivative liabilities - commodity contracts(b):
	Heating oil	-	-	2	2
	Natural gas	-	-	15	15
	Power	-	-	69	69
IP	Derivative liabilities - commodity contracts(b):
	Natural gas	1	-	36	37
	Power	-	-	212	212

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	The derivative asset and liability balances are presented net of counterparty credit considerations.
(c)	Balance excludes $1 million of receivables, payables, and accrued income, net.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2010:

			Realized and Unrealized Gains (Losses)			Total Realized	Purchases,			Change in Unrealized Gains (Losses)
		Beginning Balance at January 1, 2010	Included in Earnings(a)	Included in OCI	Included in Regulatory Assets/ Liabilities	and Unrealized Gains (Losses)	Issuances, and Other Settlements, Net	Transfers out of Level 3	Ending Balance at March 31, 2010	Related to Assets/Liabilities Still Held at March 31, 2010
Net derivative	Ameren:
commodity	Heating oil	$59	$(1)	$-	$(2)	$(3)	$(2)	$-	$54	$-
contracts	Natural gas	(70)	1	-	(101)	(100)	8	-	(162)	(94)
	Power	42	17	23	(23)	17	(4)	(18)	37	(6)
	Uranium	(2)	-	-	(1)	(1)	-	-	(3)	(1)
	UE:
	Heating oil	33	-	-	(2)	(2)	-	-	31	(1)
	Natural gas	(7)	-	-	(12)	(12)	1	-	(18)	(12)
	Power	(1)	-	-	12	12	(3)	(3)	5	6
	Uranium	(2)	-	-	(1)	(1)	-	-	(3)	(1)
	CIPS:
	Natural gas	(15)	-	-	(17)	(17)	1	-	(31)	(16)
	Power	(140)	-	-	(57)	(57)	11	-	(186)	(57)
	Genco:
	Heating oil	19	-	-	-	-	(1)	-	18	1
	Natural gas	-	1	-	-	1	(1)	-	-	-
	Power	2	1	-	-	1	-	-	3	1
	CILCO:
	Heating oil	6	(1)	-	-	(1)	-	-	5	-
	Natural gas	(13)	-	-	(27)	(27)	1	-	(39)	(26)
	Power	(68)	-	-	(32)	(32)	6	-	(94)	(31)
	IP:
	Natural gas	(34)	-	-	(45)	(45)	6	-	(73)	(42)
	Power	(212)	-	-	(79)	(79)	17	-	(274)	(78)

(a)    See Note 6 - Derivative Financial Instruments for additional information on the recording of net gains and losses on derivatives to the statement of income.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2009:

			Realized and Unrealized Gains (Losses)			Total Realized	Purchases,			Change in Unrealized Gains (Losses)
		Beginning Balance at January 1, 2009	Included in Earnings(a)	Included in OCI	Included in Regulatory Assets/ Liabilities	and Unrealized Gains (Losses)	Issuances, and Other Settlements, Net	Transfers out of Level 3	Ending Balance at March 31, 2009	Related to Assets/Liabilities Still Held at March 31, 2009
Other current	Ameren:
assets	Mutual fund	$6	$-	$-	$-	$-	$-	$(4)	$2	$-
Net derivative	Ameren:
commodity	Heating oil	$6	$(2)	$-	$7	$5	$(2)	$-	$9	$(4)
contracts	Natural gas	(122)	(25)	12	(96)	(109)	28	-	(203)	(92)
	Power	134	44	69	6	119	(41)	(11)	201	91
	SO2	(1)	-	-	-	-	-	-	(1)	(1)

			Realized and Unrealized Gains (Losses)			Total Realized	Purchases,			Change in Unrealized Gains (Losses)
		Beginning Balance at January 1, 2009	Included in Earnings(a)	Included in OCI	Included in Regulatory Assets/ Liabilities	and Unrealized Gains (Losses)	Issuances, and Other Settlements, Net	Transfers out of Level 3	Ending Balance at March 31, 2009	Related to Assets/Liabilities Still Held at March 31, 2009
	UE:
	Heating oil	$-	$-	$-	$7	$7	$(1)	$-	$6	$-
	Natural gas	(20)	-	12	(27)	(15)	4	-	(31)	(14)
	Power	27	-	20	4	24	(14)	(13)	24	12
	CIPS:
	Natural gas	(28)	-	-	(20)	(20)	7	-	(41)	(17)
	Power	(56)	-	-	(84)	(84)	11	-	(129)	(80)
	Genco:
	Natural gas	-	-	-	-	-	(1)	-	(1)	-
	Power	-	-	-	-	-	2	-	2	-
	SO2	(1)	-	-	-	-	-	-	(1)	(1)
	CILCO:
	Natural gas	(26)	(24)	-	-	(24)	7	-	(43)	(22)
	Power	(29)	-	-	(42)	(42)	6	-	(65)	(39)
	IP:
	Natural gas	(49)	-	-	(48)	(48)	10	-	(87)	(39)
	Power	(85)	-	-	(123)	(123)	18	-	(190)	(116)
Net derivative	Ameren	$(2)	$-	$-	$(3)	$(3)	$-	$-	$(5)	$(3)
foreign currency
contracts	UE	(2)	-	-	(3)	(3)	-	-	(5)	(3)
Nuclear	Ameren:
Decommissioning	Mutual fund	$2	$-	$-	$-	$-	$(2)	$-	$-	$-
Trust Fund	UE:
	Mutual fund	2	-	-	-	-	(2)	-	-	-

(a)	See Note 6 - Derivative Financial Instruments for additional information on the recording of net gains and losses on derivatives to the statement of income.

Transfers out of Level 3 represent existing assets and liabilities that were previously classified as Level 3 but were recategorized to a higher level because the lowest significant input became observable during the period. Transfers into Level 2 from Level 3 were primarily caused by changes in availability of financial power trades observable on electronic exchanges compared with previous periods for the quarters ended March 31, 2010 and 2009. Any reclassifications are reported as transfers out of Level 3 at the fair value measurement reported at the beginning of the period in which the changes occur. For the quarters ended March 31, 2010 and 2009, there were no transfers into or out of Level 1, out of Level 2, nor into Level 3.

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

The following table presents the carrying amounts and estimated fair values of our long-term debt and capital lease obligations and preferred stock at March 31, 2010, and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Ameren:(a)(b)
Long-term debt and capital lease obligations (including current portion)	$7,317	$7,849	$7,317	$7,719
Preferred stock	195	152	195	150
UE:
Long-term debt and capital lease obligations (including current portion)	$4,022	$4,213	$4,022	$4,152
Preferred stock	113	97	113	95
CIPS:
Long-term debt (including current portion)	$421	$436	$421	$436
Preferred stock	50	31	50	31
Genco:
Long-term debt (including current portion)	$1,023	$1,069	$1,023	$1,046
CILCO:
Long-term debt (including current portion)	$279	$313	$279	$311
Preferred stock	19	15	19	15
IP:
Long-term debt (including current portion)	$1,147	$1,327	$1,147	$1,295
Preferred stock	46	35	46	35

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	Preferred stock along with the 20% noncontrolling interest of EEI is recorded in Noncontrolling Interests on the balance sheet.

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

Electric Power Supply Agreements

The following table presents the amount of physical gigawatthour sales under related party electric power supply agreements for the three months ended March 31, 2010 and 2009:

	Three Months
	2010	2009
Genco sales to Marketing Company(a)	5,437	5,321
AERG sales to Marketing Company(a)	1,989	1,384
Marketing Company sales to CIPS(b)	190	446
Marketing Company sales to CILCO(b)	95	208
Marketing Company sales to IP(b)	330	621

(a)	Both Genco and AERG have a power supply agreement with Marketing Company whereby Genco and AERG sell and Marketing Company purchases all the capacity and energy available from Genco’s and AERG’s generation fleets.
(b)	Marketing Company contracted with CIPS, CILCO, and IP to provide power based on the results of the September 2006 Illinois power procurement auction. The values in this table reflect the physical sales volumes provided in that agreement.

Capacity Supply Agreements

CIPS, CILCO and IP, as electric load serving entities, must acquire capacity sufficient to meet their obligations to customers. In 2010, the Ameren Illinois Utilities used a RFP process, administered by the IPA, to contract capacity for the period from June 1, 2010, through May 31, 2013. Both Marketing Company and UE were winning suppliers in the Ameren Illinois Utilities’ capacity RFP process. In April 2010, Marketing Company contracted to supply capacity to the Ameren Illinois Utilities for $1 million, $2 million, and $3 million for the twelve months ending May 31, 2011, 2012, and 2013, respectively. In April 2010, UE contracted to supply capacity to the Ameren Illinois Utilities for less than $1 million for the entire period from June 1, 2010 through May 31, 2013.

Joint Ownership Agreement

AITC and IP have a joint ownership agreement to construct, own, operate, and maintain certain electric transmission assets in Illinois. Under the terms of this agreement, IP and AITC are responsible for their applicable share of all costs related to the construction, operation, and maintenance of electric transmission systems. Through this joint ownership agreement, IP has a variable interest in AITC, but IP is not the primary beneficiary. Ameren is the primary beneficiary of AITC, and therefore consolidates AITC.

Collateral Postings

Under the terms of the power supply agreements between Marketing Company and the Ameren Illinois Utilities, which were entered into as part of the September 2006 Illinois power procurement auction, collateral must be posted by Marketing Company under certain market conditions to protect the Ameren Illinois Utilities in the event of nonperformance by Marketing Company. The collateral postings are unilateral, meaning that Marketing Company as the supplier is the only counterparty required to post collateral. At March 31, 2010, and December 31, 2009, there were no collateral postings required of Marketing Company related to the 2006 auction power supply agreements.

Under the terms of the 2009 Illinois power procurement agreements entered into through a RFP process administered by the IPA, suppliers must post collateral under certain market conditions to protect the Ameren Illinois Utilities in the event of nonperformance. The collateral postings are unilateral, meaning only the suppliers would be required to post collateral. Therefore, UE, as a winning supplier of capacity, and Marketing Company, as a winning supplier of capacity and financial energy swaps, may be required to post collateral. As of March 31, 2010, there were no collateral postings required of UE or Marketing Company related to the 2009 Illinois power procurement agreements.

Money Pools

See Note 3 - Credit Facility Borrowings and Liquidity for a discussion of affiliate borrowing arrangements.

Intercompany Borrowings

Genco’s $45 million subordinated note payable to CIPS associated with the transfer in 2000 of CIPS’ electric generating assets and related liabilities to Genco matured on May 1, 2010. Interest income and expense for this note recorded by CIPS and Genco, respectively, was $1 million (2009 - $2 million) for the three months ended March 31, 2010.

CILCO (AERG) had outstanding borrowings from Ameren of $245 million at March 31, 2010, and had outstanding borrowings directly from Ameren of $288 million at December 31, 2009. The average interest rate on CILCO’s (AERG) borrowings from Ameren was 6% for the three months ended March 31, 2010 (2009 - 1.7%). CILCO (AERG) recorded interest expense of $4 million for these borrowings for the three months ended March 31, 2010 (2009 - less than $1 million).

Genco (EEI) had outstanding borrowings from Ameren of $109 million at March 31, 2010, and had outstanding borrowings from Ameren of $131 million at December 31, 2009. The average interest rate on Genco’s (EEI) borrowings from Ameren was 3% for the three months ended March 31, 2010 (2009 - 1%). Genco (EEI) recorded interest expense of $1 million for these borrowings for the three months ended March 31, 2010 (2009 - less than $1 million).

The following table presents the impact on UE, CIPS, Genco, CILCO, and IP of related party transactions for the three months ended March 31, 2010 and 2009. It is based primarily on the agreements discussed above and in Note 14 - Related Party Transactions under Part II, Item 8 of the Form 10-K, and the money pool arrangements discussed in Note 3 - Credit Facility Borrowings and Liquidity of this report.

			Three Months
Agreement	Income Statement Line Item		UE			CIPS			Genco			CILCO		IP
Genco and AERG power supply	Operating Revenues	2010	$	(a	)	$	(a	)		$264		$ 92		$	(a	)
agreements with Marketing Company		2009		(a	)		(a	)		288		93			(a	)
UE ancillary services and capacity	Operating Revenues	2010		(c	)		(a	)		(a	)	(a	)		(a	)
agreements with CIPS, CILCO and IP		2009		(c	)		(a	)		(a	)	(a	)		(a	)
UE and Genco gas transportation	Operating Revenues	2010		(c	)		(a	)		(a	)	(a	)		(a	)
agreement		2009		(c	)		(a	)		(a	)	(a	)		(a	)
Genco gas sales to Medina Valley	Operating Revenues	2010		(a	)		(a	)		1		(a	)		(a	)
		2009		(a	)		(a	)		1		(a	)		(a	)
CILCO support services(b)	Operating Revenues	2010		(a	)		(a	)		(a	)	21			(a	)
		2009		(a	)		(a	)		(a	)	16			(a	)
Total Operating Revenues		2010	$	(c	)	$	(a	)		$265		$ 113		$	(a	)
		2009		(c	)		(a	)		289		109			(a	)
UE and Genco gas transportation	Fuel	2010	$	(a	)	$	(a	)	$	(c	)	$ (a	)	$	(a	)
agreement		2009		(a	)		(a	)		(c	)	(a	)		(a	)
CIPS, CILCO and IP agreements with	Purchased Power	2010	$	(a	)		$23		$	(a	)	$ 12			$38
Marketing Company		2009		(a	)		41			(a	)	20			59
CIPS, CILCO and IP ancillary services and	Purchased Power	2010		(a	)		(c	)		(a	)	(c	)		(c	)
capacity agreements with UE		2009		(a	)		(c	)		(a	)	(c	)		(c	)
Ancillary services agreement with	Purchased Power	2010		(a	)		-			(a	)	-			-
Marketing Company		2009		(a	)		(c	)		(a	)	(c	)		(c	)
Total Purchased Power		2010	$	(a	)		$23		$	(a	)	$ 12			$38
		2009		(a	)		41			(a	)	22			59
Ameren Services support services	Other Operations and	2010		$35			$8			$7		$ 8			$14
agreement	Maintenance	2009		32			7			6		10			12
CILCO support services	Other Operations and	2010		(a	)		6			(a	)	(a	)		9
	Maintenance	2009		(a	)		5			(a	)	(a	)		7
AFS support services agreement	Other Operations and	2010		1			(c	)		1		(c	)		(c	)
	Maintenance	2009		2			(c	)		1		1			1
Insurance premiums(d)	Other Operations and	2010		1			(a	)		-		-			(a	)
	Maintenance	2009		1			(a	)		(c	)	(c	)		(a	)
Total Other Operations and		2010		$37			$14			$8		$ 8			$23
Maintenance Expenses		2009		35			12			7		11			20
Money pool borrowings (advances)	Interest Charges	2010		$-			$-		$	(c	)	$ -			$-
		2009		-			(c	)		(c	)	1			(c	)

(a)	Not applicable.
(b)	Includes revenues relating to property and plant additions of $4 million at IP and $2 million at CIPS (2009 - $3 million at IP and $1 million at CIPS).
(c)	Amount less than $1 million.
(d)	Represents insurance premiums paid to an affiliate for replacement power, property damage and terrorism coverage.

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

Callaway Nuclear Plant

The following table presents insurance coverage at UE’s Callaway nuclear plant at March 31, 2010. The property coverage and the nuclear liability coverage must be renewed on October 1 and January 1, respectively, of each year.

Type and Source of Coverage	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	$375		$-
Pool participation	12,219	(a)	118	(b)
	$12,594	(c)	$118
Property damage:
Nuclear Electric Insurance Ltd.	$2,750	(d)	$23
Replacement power:
Nuclear Electric Insurance Ltd	$490	(e)	$9
Energy Risk Assurance Company	$64	(f)	$-

(a)	Provided through mandatory participation in an industry-wide retrospective premium assessment program.
(b)	Retrospective premium under Price-Anderson. This is subject to retrospective assessment with respect to a covered loss in excess of $375 million in the event of an incident at any licensed U.S. commercial reactor, payable at $17.5 million per year.
(c)	Limit of liability for each incident under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, as amended. A company could be assessed up to $118 million per incident for each licensed reactor it operates with a maximum of $17.5 million per incident to be paid in a calendar year for each reactor. This limit is subject to change to account for the effects of inflation and changes in the number of licensed reactors.
(d)	Provides for $500 million in property damage and decontamination, excess property insurance, and premature decommissioning coverage up to $2.25 billion for losses in excess of the $500 million primary coverage.
(e)	Provides the replacement power cost insurance in the event of a prolonged accidental outage at our nuclear plant. Weekly indemnity of $4.5 million for 52 weeks, which commences after the first eight weeks of an outage, plus $3.6 million per week for 71.1 weeks thereafter.
(f)	Provides the replacement power cost insurance in the event of a prolonged accidental outage at our nuclear plant. The coverage commences after the first 52 weeks of insurance coverage from Nuclear Electric Insurance Ltd. and is for a weekly indemnity of $900,000 for 71 weeks in excess of the $3.6 million per week set forth above. Energy Risk Assurance Company is an affiliate and has reinsured this coverage with third-party insurance companies. See Note 8 - Related Party Transactions for more information on this affiliate transaction.

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

Our commitments for the procurement of nuclear fuel have materially changed from amounts previously disclosed as of December 31, 2009. The following table presents our total estimated nuclear purchase commitments at March 31, 2010:

	2010	2011	2012	2013	2014	Thereafter
Ameren	$61	$38	$53	$56	$119	$384
UE	61	38	53	56	119	384

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

In December 2009, the ICC approved the electric power procurement plan filed by the IPA for both the Ameren Illinois Utilities and Commonwealth Edison Company that covers the period from June 1, 2010, through May 31, 2013. As a result, the IPA procured electric capacity through a RFP process on behalf of the Ameren Illinois Utilities. Electric capacity was procured in April 2010. The Ameren Illinois Utilities contracted to purchase between 810 and 2,190 MW of capacity per month at an average price of approximately $246 per MW-month ($8 per MW-day) over the three-year period. Starting with the 2010 RFP, electric capacity was contracted per MW-month instead of MW-day as it was in the 2009 RFP. An RFP process to procure financial energy swaps took place in early May 2010. Marketing Company was a winning bidder to enter into financial contracts with the Ameren Illinois Utilities. The Ameren Illinois Utilities are currently evaluating the results and finalizing the financial contracts. The RFP process to procure renewable energy credits will be completed during the second quarter of 2010.

The following table presents the Ameren Illinois Utilities’ commitments for these contracts at March 31, 2010:

	2010	2011	2012	2013
Electric Capacity	$27	$29	$8	$	(a	)
Financial energy swaps	127	56	-		-
Renewable energy credits	4	-	-		-

(a)	Less than $1 million

Environmental Matters

We are subject to various environmental laws and regulations enforced by federal, state and local authorities. From the beginning phases of siting and development to the ongoing operation of existing or new electric generating, transmission and distribution facilities, and existing or new natural gas storage, transmission, and distribution facilities, our activities involve compliance with diverse laws and regulations. These laws and regulations address noise, emissions, impacts to air, land and water, protected and cultural resources (such as wetlands, endangered species, and archeological and historical resources), and chemical and waste handling. Complex and lengthy processes are required to obtain approvals, permits or licenses for new, existing, or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials (including wastes) requires release prevention plans and emergency response procedures. As new laws or regulations are promulgated, we assess their applicability and implement the necessary modifications to our facilities or our operations. The more significant matters are discussed below.

Clean Air Act

Both federal and state laws require significant reductions in SO2 and NOx emissions that result from burning fossil fuels. In March 2005, the EPA issued regulations with respect to SO2 and NO x emissions (the Clean Air Interstate Rule) and mercury emissions (the Clean Air Mercury Rule). The federal Clean Air Interstate Rule requires generating facilities in 28 eastern states, which include Missouri and Illinois, where our generating facilities are located, and the District of Columbia to participate in cap-and-trade programs to reduce annual SO2 emissions, annual NOx emissions, and ozone season NOx emissions. The cap-and-trade program for both annual and ozone season NOx emissions went into effect on January 1, 2009. The SO2 emissions cap-and-trade program went into effect on January 1, 2010.

In February 2008, the U.S. Court of Appeals for the District of Columbia issued a decision that vacated the federal Clean Air Mercury Rule. The court ruled that the EPA erred in the method it used to remove electric generating units from the list of sources subject to the MACT requirements under the Clean Air Act. In February 2009, the U.S. Supreme Court denied a petition for review filed by a group representing the electric utility industry. The impact of this decision is that the EPA will move forward with a MACT standard for mercury emissions and other hazardous air pollutants, such as acid gases. In a consent order, the EPA agreed to propose the MACT regulation by March 2011 and finalize the regulation by November 2011. Compliance is expected to be required in 2015. We cannot predict at this time the estimated capital or operating costs for compliance with such future environmental rules.

In December 2008, the U.S. Court of Appeals for the District of Columbia remanded the Clean Air Interstate Rule to the EPA for further action to remedy the rule’s flaws in accordance with the U.S. Court of Appeals’ July 2008 opinion in the case. The impact of the decision is that the existing Illinois and Missouri rules to implement the federal Clean Air Interstate Rule will remain in effect until the federal Clean Air Interstate Rule is revised by the EPA, at which point the Illinois and Missouri rules may be subject to change. The EPA has stated that it expects to issue a new proposed version of the Clean Air Interstate Rule in 2010 and a final version in 2011.

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

We do not believe that the court decision that vacated the federal Clean Air Mercury Rule will significantly affect pollution control obligations in Illinois in the near term. Under the MPS, as amended, Illinois generators may defer until 2015 the requirement to reduce mercury emissions by 90%, in exchange for accelerated installation of NO x and SO2 controls. This rule, when fully implemented, is expected to reduce mercury emissions by 90%, NOx emissions by 50%, and SO2 emissions by 70% by 2015 in Illinois. To comply with the rule, Genco and CILCO (AERG) have begun installing equipment designed to reduce mercury, NOx, and SO2 emissions. In 2009, CILCO (AERG) completed the installation of a scrubber at its Duck Creek plant, and Genco completed the installation of a scrubber at its Coffeen plant. Genco and CILCO (AERG) will also need to install additional pollution control equipment. Current plans include installing scrubbers at Genco’s Newton plant by 2015, as well as optimizing operations of selective catalytic reduction (SCR) systems for NOx reduction at Genco’s Coffeen plant and CILCO (AERG)’s Edwards and Duck Creek plants. Genco is planning to use dry sorbent injection SO2 reduction technology on all coal-fired units at the Joppa plant, rather than installing scrubbers on half of the units. Capital requirements for dry sorbent injection are lower than scrubbers. Several projects are planned to handle the solid and liquid wastes generated by the SO2 scrubbers at the Duck Creek and Coffeen plants. Additional facilities and upgrades are planned at all plants to meet the 2015 mercury control requirements.

Due, in part, to operational changes and strong performance levels from pollution control equipment, Ameren’s Merchant Generation segment reduced in the first quarter of 2010 its estimated capital costs to comply with state air quality implementation plans, the MPS, federal ambient air quality standards including ozone and fine particulates, and the federal Clean Air Visibility rule. The Merchant Generation segment’s estimated capital costs in the table below are $425 million lower compared to estimates in the Form 10-K. These estimates contain all of the known capital costs for the Merchant Generation segment to comply with existing and known emissions-related regulations as of March 31, 2010. The estimates shown in the table below could change depending upon additional federal or state requirements, the requirements under a MACT standard, new technology, and variations in costs of material or labor, or alternative compliance strategies, among other factors.

	2010	2011 - 2014			2015 - 2017			Total
UE(a)	$ 160	$ 170	-	$ 215	$ 25	-	$ 35	$ 355	-	$ 410
Genco	90	565	-	660	80	-	90	735	-	840
CILCO (AERG)	5	125	-	160	15	-	20	145	-	185
Ameren	$ 255	$ 860	-	$ 1,035	$ 120	-	$ 145	$ 1,235	-	$ 1,435

(a)	UE’s expenditures are expected to be recoverable from ratepayers.

UE’s estimate of capital spending to comply with existing regulations remains consistent with its disclosure included in the Form 10-K.

In March 2008, the EPA finalized regulations that would lower the ambient standard for ozone. In September 2009, EPA announced its plan to revise the ozone standard to a level lower than the level set in the March 2008 regulation. The revised standard is expected to be finalized in August 2010. Illinois and Missouri are required to submit recommendations to the EPA for designating nonattainment areas and implementation plans will need to be submitted in 2013 unless the states seek extensions for various requirement dates. Additional emission reductions may be required as a result of future state implementation plans. At this time, we are unable to determine the impact that state implementation plans for such regulations would have on our results of operations, financial position, and liquidity.

Emission Allowances

Both federal and state laws require significant reductions in SO2 and NOx emissions that result from burning fossil fuels. The Clean Air Act created marketable commodities called allowances under the Acid Rain Program, the NOx Budget Trading Program, and the federal Clean Air Interstate Rule. All existing generating facilities have been allocated SO2 and NOx allowances based on past production and the statutory emission reduction goals. NOx allowances allocated under the NOx Budget Trading Program can be used for the seasonal NO x program under the federal Clean Air Interstate Rule. Our generating facilities comply with the SO2 limits through the use and purchase of allowances, through the use of low-sulfur fuels, and through the application of pollution control technology. Our generating facilities comply with the NOx limits through the use and purchase of allowances and through the application of pollution control technology, including low-NOx burners, over-fire air systems, combustion optimization, rich-reagent injection, selective noncatalytic reduction, and selective catalytic reduction systems.

See Note 1 - Summary of Significant Accounting Policies for the SO2 and NOx emission allowances held and the related SO2 and NOx emission allowance book values that were classified as intangible assets as of March 31, 2010.

UE, Genco, and CILCO (AERG) expect to use a substantial portion of their SO2 and NOx allowances for ongoing operations. Environmental regulations, including the Clean Air Interstate Rule, the timing of the installation of pollution control equipment, and the level of operations, will have a significant impact on the number of allowances actually required for ongoing operations. The Clean Air Interstate Rule requires a reduction in SO2 emissions by increasing the ratio of Acid Rain Program allowances surrendered. The current Acid Rain Program requires the surrender of one SO2 allowance for every ton of SO2 emitted. Unless revised by the EPA as a result of the U.S. Court of Appeals’ remand, the Clean Air Interstate Rule program requires that SO2 allowances of vintages 2010 through 2014 be surrendered at a ratio of two allowances for every ton of emission. SO2 allowances with vintages of 2015 and beyond will be required to be surrendered at a ratio of 2.86 allowances for every ton of emission. In order to accommodate this change in surrender ratio and to comply with the federal and state regulations, UE, Genco, and CILCO (AERG) expect to install control technology designed to further reduce SO2 emissions, as discussed above.

The Clean Air Interstate Rule has both an ozone season program and an annual program for regulating NOx emissions, with separate allowances issued for each program. The Clean Air Interstate Rule ozone season program replaced the NOx Budget Trading Program beginning in 2009. Allocations for UE’s Missouri generating facilities for the years 2009 through 2014 were 11,665 tons per ozone season and 26,842 tons annually. Allocations for Genco’s generating facility in Missouri were one ton for the ozone season and three tons annually. Allocations for UE’s, Genco’s and CILCO’s (AERG) Illinois generating facilities for the years 2010 and 2011 were 90, 5,200, and 1,368 tons per ozone season, respectively, and 93, 12,867, and 3,419 tons annually, respectively.

Global Climate Change

In June 2009, the U.S. House of Representatives passed energy legislation entitled “The American Clean Energy and Security Act of 2009” that, if enacted, would establish an economy-wide cap-and-trade program. The overarching goal of this proposed cap-and-trade program is to reduce greenhouse gas emissions from capped sources, including coal-fired electric generation units, to 3% below 2005 levels by 2012, 17% below 2005 levels by 2020, 42% below 2005 levels by 2030, and 83% below 2005 levels by the year 2050. The proposed legislation provides an allocation of free emission allowances and greenhouse gas offsets to utilities, as well as certain merchant coal-fired electric generators in competitive markets. This aspect of the proposed legislation would mitigate some of the cost of compliance for the Ameren Companies. However, the amount of free allowances decline over time and are ultimately phased out. The proposed legislation also contains, among other things, a federal renewable energy standard of 6% by 2012 that increases gradually to 20% by 2020, of which up to 25% of the requirement can be met by energy efficiency. The proposed legislation also establishes performance standards for new coal plants, requires electric utilities to develop plans to support plug-in hybrid vehicles, and requires load-serving entities to reduce peak electric demand through energy efficiency and Smart Grid technologies. In September 2009, climate change legislation entitled “The Clean Energy Jobs and American Power Act” was introduced in the U.S. Senate that was similar to that passed by the U.S. House of Representatives in June 2009, although it proposes a slightly greater reduction in greenhouse gas emissions in the year 2020 and grants fewer emission allowances to the electricity sector. Under both proposed pieces of legislation, large sources of CO2 emissions will be required to obtain and retire an allowance for each ton of CO2 emitted. The allowances may be allocated to the sources without cost, sold to the sources through auctions or other mechanisms, or traded among parties. “The Clean Energy Jobs and American Power Act” was voted out of committee in November 2009. In December 2009, Senators Kerry, Graham and Lieberman introduced a framework for Senate legislation in 2010. The framework lacks specifics, but reports suggest it is consistent with the House-passed legislation except that it emphasizes the need for greater support for nuclear power and energy independence through support for clean energy and drilling for oil and natural gas.

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

Potential impacts from climate change legislation could vary, depending upon proposed CO2 emission limits, the timing of implementation of those limits, the method of distributing allowances, the degree to which offsets are allowed and available, and provisions for cost containment measures, such as a “safety valve” provision that provides a maximum price for emission allowances. As a result of our diverse fuel portfolio, our emissions of greenhouse gases vary among our generating facilities, but coal-fired power plants are significant sources of CO2, a principal greenhouse gas. Ameren’s analysis shows that if either “The American Clean Energy and Security Act of 2009” or “The Clean Energy Jobs and American Power Act” were enacted into law in their current form, household costs and rates for electricity could rise significantly. The burden could fall particularly hard on electricity consumers and upon the economy in the Midwest because of the region’s reliance on electricity generated by coal-fired power plants. Natural gas emits about half the amount of CO2 that coal emits when burned to produce electricity. As a result, economy-wide shifts favoring natural gas as a fuel source for electricity generation also could affect the cost of heating for our utility customers and many industrial processes. Ameren believes that wholesale natural gas costs could rise significantly as well. Higher costs for energy could contribute to reduced demand for electricity and natural gas.

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

Additional requirements to control greenhouse gas emissions and address global climate change may also arise pursuant to the Midwest Greenhouse Gas Reduction Accord, an agreement signed by the governors of Illinois, Iowa, Kansas, Michigan, Wisconsin and Minnesota to develop a strategy to achieve energy security and to reduce greenhouse gas emissions through a cap-and-trade mechanism. The advisory group to the Midwest governors provided draft final recommendations on the design of a greenhouse gas reduction program in June 2009. In October 2009, the Midwestern Governors Association held a forum to review some of the advisory group’s recommendations. The October 2009 forum did not yield any significant updates to the Midwest Greenhouse Gas Reduction Accord’s work toward a cap-and-trade mechanism. The recommendations have not been endorsed or approved by the individual state governors. It is uncertain whether legislation to implement the recommendations will be passed by any of the states, including Illinois.

With regard to the control of greenhouse gas emissions under federal regulation, in 2007, the U.S. Supreme Court issued a decision finding that the EPA has the authority to regulate CO2 and other greenhouse gases from automobiles as “air pollutants” under the Clean Air Act. This decision required the EPA to determine whether greenhouse gas emissions may reasonably be anticipated to endanger public health or welfare, or, in the alternative, to provide a reasonable explanation as to why greenhouse gas emissions should not be regulated. In December 2009, in response to the decision of the U.S. Supreme Court, the EPA issued its “endangerment finding” determining that greenhouse gas emissions, including CO2, endanger human health and welfare and that emissions of greenhouse gases from motor vehicles contribute to that endangerment. In April 2010, the EPA and the U.S. Department of Transportation issued final rules requiring car makers to meet a new greenhouse gas emission standard for model year 2012 cars. In March 2010, the EPA issued a determination that greenhouse gas emissions from stationary sources would be subject to regulation under the Clean Air Act in 2011. As a result of these actions, we will be required to consider the emissions of greenhouse gas in any air permit application submitted by us or pending after January 1, 2011.

Recognizing the difficulties presented by regulating at once virtually all emitters of greenhouse gases, the EPA announced in September 2009 a proposed rule, known as the “tailoring rule,” that would establish new higher thresholds for regulating greenhouse gas emissions from stationary sources, such as power plants. The rule would require any source that emits at least 25,000 tons per year of greenhouse gases measured as CO2 equivalents (CO2e) to have an operating permit under Title V Operating Permit Program of the Clean Air Act. Sources that already have an operating permit would have greenhouse gas-specific provisions added to their permits upon renewal. Currently, all Ameren power plants have operating permits that, depending on the final rule, may be modified when they are renewed to address greenhouse gas emissions. The proposed tailoring rule also provides that if physical changes or changes in operation at major sources result in an increase in emissions of greenhouse gases over a threshold ranging from 10,000 tons to 25,000 tons of CO2e, the emitters would be required to obtain a permit under the NSR/Prevention of Significant Deterioration program and to install the best available control technology to control greenhouse gas emissions. New major sources also would be required to obtain such a permit and to install the best available control technology. The EPA has committed to provide guidance about the best available control technology for new and modified major sources of greenhouse gas emissions. The tailoring rule has been delayed but is expected to be finalized in May 2010. Any federal climate change legislation that is enacted may preempt the proposed rule, particularly as it relates to power plant greenhouse gas emissions. This proposed rule has no immediate impact on Ameren’s, UE’s, Genco’s or CILCO’s (AERG) generating facilities. The extent to which this proposed rule, if finalized, could have a material impact on our generating facilities depends upon future EPA guidelines as to what constitutes the best available control technology for greenhouse gas emissions from power plants, whether physical changes or change in operations subject to the rule would occur at our power plants, and whether federal legislation that preempts the proposed rule is passed.

While the EPA has stated its intention to regulate greenhouse gas emissions from stationary sources, such as power plants, Congressional action could block that effort. Legislation has been introduced in both the U.S. House of Representatives and U.S. Senate that would block the EPA from regulating greenhouse gas emissions from both mobile and stationary sources. Separate legislation has also been introduced in both the U.S. House of Representatives and U.S. Senate that would delay the EPA’s ability to regulate greenhouse gas emissions from stationary sources for two years. The final outcome of this legislation is uncertain.

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

Recent federal appellate court decisions have considered the application of common law causes of action, such as nuisance, to redress damages resulting from global climate change. In State of Connecticut v. American Electric Power (“AEP”), the U.S. Court of Appeals for the Second Circuit ruled in September 2009 that public nuisance claims brought by states, New York City and public land trusts could proceed and were not beyond the scope of judicial relief. Ameren’s generating plants were not named in the AEP litigation. In Comer v. Murphy Oil (“Comer”), a Mississippi property owner sued several industrial companies, alleging that CO2 emissions created the atmospheric conditions that resulted in Hurricane Katrina. The U.S. Court of Appeals for the Fifth Circuit issued a ruling in Comer in October 2009 that permits this cause of action to proceed. Comer is seeking class action certification on behalf of similarly situated property owners. Additional legal challenges and appeals are expected in both the Comer and AEP cases. The rulings in these cases may spur other claimants to file suit against greenhouse gas emitters, including Ameren. The courts did not rule on the merits of the lawsuits, only that plaintiffs had standing to pursue their claims. Under some of the versions of greenhouse gas legislation currently pending in Congress, nuisance claims could be rendered moot. We are unable to predict the outcome of lawsuits seeking damages that litigants claim are attributable to climate change and their impact on our results of operations, financial position, and liquidity.

Future federal and state legislation or regulations that mandate limits on the emission of greenhouse gases would result in significant increases in capital expenditures and operating costs, which, in turn, could lead to increased liquidity needs and higher financing costs. Moreover, to the extent we request recovery of these costs through rates, our regulators might deny some or all of, or defer timely recovery of, these costs. Excessive costs to comply with future legislation or regulations might force UE, Genco and CILCO (through AERG) as well as other similarly situated electric power generators to close some coal-fired facilities and could lead to possible impairment of assets and reduced revenues. As a result, mandatory limits could have a material adverse impact on Ameren’s, UE’s, Genco’s, and AERG’s results of operations, financial position, and liquidity.

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

In April 2005, Genco received a request from the EPA for information pursuant to Section 114(a) of the Clean Air Act. It sought detailed operating and maintenance history data with respect to Genco’s Coffeen, Hutsonville, Meredosia, and Newton facilities, EEI’s Joppa facility, and AERG’s E.D. Edwards and Duck Creek facilities. In 2006, the EPA issued a second Section 114(a) request to Genco regarding projects at the Newton facility. All of these facilities are coal-fired power plants. In September 2008, the EPA issued a third Section 114(a) request regarding projects at all of Ameren’s Illinois coal-fired power plants. In May 2009, we completed our response to the most recent information request, but we are unable to predict the outcome of this matter.

In January 2010, UE received a Notice of Violation from the EPA alleging violations of the Clean Air Act’s NSR and Title V programs. In the Notice of Violation, the EPA contends that various maintenance, repair and replacement projects at UE’s Labadie, Meramec, Rush Island, and Sioux coal-fired power plant facilities, dating back to the mid-1990s, triggered NSR requirements. The EPA alleges that UE violated the Title V operating permit program by failing to address such NSR requirements in its operating permits or applications for those permits. If litigation regarding this matter occurs, it could take many years to resolve the underlying issues alleged in the Notice of Violation. UE believes its defenses to the allegations described in the Notice of Violation are meritorious and will defend itself vigorously; however, there can be no assurances that it will be successful in its efforts.

Ultimate resolution of these matters could have a material adverse impact on the future results of operations, financial position, and liquidity of Ameren, UE, Genco and CILCO (AERG). A resolution could result in increased capital expenditures for the installation of control technology, increased operations and maintenance expenses, and fines or penalties.

Clean Water Act

In July 2004, the EPA issued rules under the Clean Water Act that require cooling-water intake structures to have the best technology available for minimizing adverse environmental impacts on aquatic species. These rules pertain to all existing generating facilities that currently employ a cooling-water intake structure whose flow exceeds 50 million gallons per day. The rules may require facilities to install additional technology on their cooling water intakes or take other protective measures and to do extensive site-specific study and monitoring. There is also the possibility that the rules may lead to the installation of cooling towers on some of our generating facilities. On April 1, 2009, the U.S. Supreme Court ruled that the EPA can compare the costs of technology for protecting aquatic species to the benefits of that technology in order to establish the “best technology available” standards applicable to the cooling water intake structure at existing power plants under the Clean Water Act. The EPA is expected to propose revised rules in 2010. Until the EPA reissues the rules and such rules are adopted, and until the studies on the aquatic impacts of the power plants are completed, we are unable to estimate the costs of complying with these rules. Such costs are not expected to be incurred prior to 2012. All major generation facilities at UE, Genco and CILCO (AERG) with cooling water systems could be subject to these new regulations.

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

As of March 31, 2010, CIPS, CILCO and IP owned or were otherwise responsible for several former MGP sites in Illinois. CIPS has 15, CILCO has four, and IP has 25 sites. All of these sites are in various stages of investigation, evaluation, and remediation. Ameren currently anticipates completion of remediation at these sites by 2015, except for a CIPS site that is expected to be completed by 2017. The ICC permits each company to recover remediation and litigation costs associated with its former MGP sites from its Illinois electric and natural gas utility customers through environmental adjustment rate riders. To be recoverable, such costs must be prudently and properly incurred. Costs are subject to annual review by the ICC. As of March 31, 2010, estimated obligations were: CIPS - $43 million to $62 million, CILCO - less than $1 million, and IP - $111 million to $174 million. CIPS, CILCO and IP have liabilities of $43 million, less than $1 million, and $111 million, respectively, recorded to represent estimated minimum obligations, as no other amount within the range was a better estimate.

CIPS is also responsible for the cleanup of a former coal ash landfill in Coffeen, Illinois. As of March 31, 2010, CIPS estimated that obligation at $0.5 million to $6 million. CIPS recorded a liability of $0.5 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate. IP is also responsible for the cleanup of a landfill, underground storage tanks, and a water treatment plant in Illinois. As of March 31, 2010, IP recorded a liability of $0.8 million to represent its best estimate of the obligation for these sites.

In addition, UE owns or is otherwise responsible for 10 MGP sites in Missouri and one site in Iowa. UE does not currently have in effect in Missouri a rate rider mechanism that permits recovery of remediation costs associated with MGP sites from utility customers. UE does not have any retail utility operations in Iowa that would provide a source of recovery of these remediation costs. As of March 31, 2010, UE estimated its obligation at $3 million to $5 million. UE has a liability of $3 million recorded to represent its estimated minimum obligation for its MGP sites, as no other amount within the range was a better estimate.

UE also is responsible for four waste sites in Missouri that have corporate cleanup liability as a result of federal agency mandates. UE concluded cleanups at two of these sites, and no further remediation actions are anticipated at those two sites. One of the remaining waste sites for which UE has corporate cleanup responsibility is a former coal tar distillery located in St. Louis, Missouri. In July 2008, the EPA issued an administrative order to UE pertaining to this distillery operated by Koppers Company or its predecessor and successor companies. UE is the current owner of the site, but UE did not conduct any of the manufacturing operations involving coal tar or its byproducts. UE along with two other PRPs have reached an agreement with the EPA about the scope of the site investigation. The investigation will occur in 2010. As of March 31, 2010, UE estimated this obligation at $2 million to $5 million. UE has a liability of $2 million recorded to represent its estimated minimum obligation, as no other amount within the range was a better estimate.

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

The Sauget Area 2 investigations overseen by the EPA have been completed. The results have been submitted to the EPA, and a record of decision is expected in 2010. Once the EPA has selected a remedy, it will begin negotiations with various PRPs to implement it. Over the last several years, numerous other parties have joined the PRP group and all presumably will participate in the funding of any required remediation. In addition, Pharmacia Corporation and Monsanto Company have agreed to assume the liabilities related to Solutia’s former chemical waste landfill in the Sauget Area 2, notwithstanding Solutia’s filing for bankruptcy protection. As of March 31, 2010, UE estimated its obligation at $0.4 million to $10 million. UE has a liability of $0.4 million recorded to represent its estimated minimum obligation, as no other amount within the range was a better estimate.

In December 2004, AERG submitted a plan to the Illinois EPA to address groundwater and surface water issues associated with the recycle pond, ash ponds, and reservoir at the Duck Creek power plant facility. Information submitted by AERG is currently under review by the Illinois EPA. CILCO (AERG) has a liability of $3 million at March 31, 2010, for the estimated cost of the remediation effort, which involves discharging recycle-system water into the Duck Creek reservoir and the eventual closure of ash ponds in order to address these groundwater and surface water issues.

Our operations or those of our predecessor companies involve the use, disposal of, and in appropriate circumstances, the cleanup of substances regulated under environmental protection laws. We are unable to determine whether such practices will result in future environmental commitments or impact our results of operations, financial position, or liquidity.

Ash Management

There has been increased activity at both state and federal levels regarding additional regulation of ash pond facilities and coal combustion byproducts (CCB). On May 4, 2010, the EPA announced proposed new regulations regarding the regulatory framework for the management and disposal of CCB, which could impact future disposal and handling costs at our power plant facilities. Those proposed regulations allow for the continued beneficial use, such as recycling, of CCB without classifying it as hazardous waste. As part of its proposal, the EPA is considering alternative regulatory approaches that require coal-fired power plants to either close surface impoundments such as ash ponds or retrofit such facilities with liners. The EPA is seeking public comment regarding the proposed rules before it selects a final regulatory framework for CCB. Additionally, in January 2010, EPA announced its intent to develop regulations establishing financial responsibility requirements for the electric generation industry, among other industries, and specifically discussed CCB as a reason for developing the new requirements. Ameren, UE, Genco and CILCO (AERG) are currently evaluating all of the proposed regulations to determine whether current management of CCB, including beneficial reuse, and the use of the ash ponds should be altered. Ameren, UE, Genco and CILCO (AERG) also are evaluating the potential costs associated with compliance with the proposed regulation of CCB impoundments and landfills which could be material, if adopted. Existing landfills used for the disposal of CCB would be subject to groundwater monitoring requirements and requirements related to the closure and post-closure care of the landfill.

In addition, the Illinois EPA has requested that UE, Genco and CILCO (AERG) establish groundwater monitoring plans for their active and inactive ash impoundments in Illinois. Ameren has entered into discussions with the Illinois EPA about a framework for closure of additional ash ponds in Illinois, including the ash ponds at Venice, Hutsonville, and Duck Creek, when such facilities are ultimately taken out of service. The permits for the Venice and Duck Creek ash ponds both expire in 2010. UE, Genco and CILCO (AERG) have recorded AROs, based on current laws, for the estimated costs of the retirement of their ash ponds.

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

UE has property and liability insurance coverage for the Taum Sauk incident, subject to certain limits and deductibles. Insurance does not cover lost electric margins and penalties paid to FERC. UE expects that the total cost for cleanup, damage and liabilities, excluding costs to rebuild the upper reservoir, will be approximately $205 million. As of March 31, 2010, UE had paid $205 million, including costs resulting from the FERC-approved stipulation and consent agreement. As of March 31, 2010, UE had recorded expenses of $35 million, primarily in prior years, for items not covered by insurance and had recorded a $170 million receivable for amounts recoverable from insurance companies under liability coverage. As of March 31, 2010, UE had received $103 million from insurance companies, which reduced the insurance receivable balance subject to liability coverage to $67 million.

UE received approval from FERC to rebuild the upper reservoir at its Taum Sauk plant. The rebuilt Taum Sauk plant became fully operational in April 2010. The cost to rebuild the upper reservoir was in the range of $490 million. As of March 31, 2010, UE had recorded a $420 million receivable due from insurance companies under property insurance coverage related to the rebuilding of the facility and the reimbursement of replacement power costs. As of March 31, 2010, UE had received $362 million from insurance companies, which reduced the property insurance receivable balance as of March 31, 2010, to $58 million.

Under UE’s insurance policies, all claims by or against UE are subject to review by its insurance carriers. In July 2009, three insurance carriers filed a petition against Ameren in the Circuit Court of St. Louis County, Missouri, seeking a declaratory judgment that the property insurance policy does not require these three insurers to indemnify Ameren for their share of the entire cost of construction associated with the facility rebuild design being utilized. The three insurers allege that they, along with the other policy participants, presented a rebuild design that was consistent with their insurance coverage obligations and that the insurance policies do not require these insurers to pay their share of the costs of construction associated with the design being used. These insurers have estimated a cost of approximately $214 million for their rebuild design compared to the estimated $490 million cost of the design approved by FERC and implemented by Ameren. Ameren has filed an answer and counterclaim in the Circuit Court of St. Louis County, Missouri, (the case has recently been transferred to the Circuit Court of Franklin County, Missouri) against these insurers. The counterclaim asserts that the three insurance carriers have breached their obligations under the property insurance policies issued to Ameren and UE. Ameren seeks payment of a sum to-be-determined for all amounts covered by these policies incurred in the facility rebuild, including power replacement costs, interest, and attorneys’ fees. The insurers that are parties to the litigation represent approximately 40%, on a weighted average basis, of the property insurance policy coverage between the disputed amounts of $214 million and $490 million.

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

Until Ameren’s remaining insurance claims and the related litigation are resolved, among other things, we are unable to determine the total impact the breach could have on Ameren’s and UE’s results of operations, financial position, and liquidity beyond those amounts already recognized. Ameren and UE expect to recover, through insurance, 80% to 90% of the total property insurance claim for the Taum Sauk incident. Beyond insurance, the recoverability of any Taum Sauk facility rebuild costs from customers is subject to the terms and conditions set forth in UE’s November 2007 State of Missouri settlement agreement. In that settlement, UE agreed that it would not attempt to recover from rate payers costs incurred in the reconstruction expressly excluding, however, enhancements, costs incurred due to circumstances or conditions that were not at that time reasonably foreseeable and costs that would have been incurred absent the Taum Sauk incident. Certain costs associated with the Taum Sauk facility not recovered from property insurers may be recoverable from UE’s electric customers through rates established in rate cases filed subsequent to the in-service date of the rebuilt facility. As of March 31, 2010, UE had capitalized in property and plant qualifying Taum Sauk-related costs of $100 million that UE believes qualify for potential recovery in electric rates under the terms of the November 2007 State of Missouri Settlement. The inclusion of such costs in UE’s electric rates is subject to review and approval by the MoPSC in a future rate case. Any amounts not recovered through insurance, in electric rates, or otherwise, could result in charges to earnings, which could be material.

Asbestos-related Litigation

Ameren, UE, CIPS, Genco, CILCO and IP have been named, along with numerous other parties, in a number of lawsuits filed by plaintiffs claiming varying degrees of injury from asbestos exposure. Most have been filed in the Circuit Court of Madison County, Illinois. The total number of defendants named in each case is significant; as many as 192 parties are named in some pending cases and as few as six in others. However, in the cases that were pending as of March 31, 2010, the average number of parties was 71.

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

The following table presents the pending asbestos-related lawsuits filed against the Ameren Companies as of March 31, 2010:

Specifically Named as Defendant
Ameren	UE	CIPS	Genco	CILCO	IP	Total(a)
1	27	32	9(b)	16	41	74

(a)	Total does not equal the sum of the subsidiary unit lawsuits because some of the lawsuits name multiple Ameren entities as defendants.
(b)	As of March 31, 2010, nine asbestos-related lawsuits were pending against EEI. The general liability insurance maintained by EEI provides coverage with respect to liabilities arising from asbestos-related claims.

At March 31, 2009, Ameren, UE, CIPS, Genco, CILCO and IP had liabilities of $14 million, $4 million, $3 million, $- million, $2 million, and $5 million, respectively, recorded to represent their best estimate of their obligations related to asbestos claims.

IP has a tariff rider to recover the costs of asbestos-related litigation claims, subject to the following terms: 90% of cash expenditures in excess of the amount included in base electric rates are recovered by IP from a trust fund established by IP. At March 31, 2010, the trust fund balance was approximately $23 million, including accumulated interest. If cash expenditures are less than the amount in base rates, IP will contribute 90% of the difference to the fund. Once the trust fund is depleted, 90% of allowed cash expenditures in excess of base rates will be recovered through charges assessed to customers under the tariff rider.

The Ameren Companies believe that the final disposition of these proceedings will not have a material adverse effect on their results of operations, financial position, or liquidity.

NOTE 10 - CALLAWAY NUCLEAR PLANT

Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the permanent storage and disposal of spent nuclear fuel. The DOE currently charges one mill, or 1/ 10 of one cent, per nuclear-generated kilowatthour sold for future disposal of spent fuel (the NWF fee). Pursuant to this act, UE collects one mill from its electric customers for each kilowatthour of electricity that it generates and sells from its Callaway nuclear plant. Electric utility rates charged to customers provide for recovery of such costs. UE has sufficient installed storage capacity at its Callaway nuclear plant until 2020. It has the capability for additional storage capacity through the licensed life of the plant. The DOE recently submitted a motion to withdraw the Yucca Mountain Repository license application with the NRC. In anticipation of this action, the Nuclear Energy Institute (NEI) in July 2009 formally requested that DOE promptly perform the statutorily required annual fee adequacy review and immediately suspend collection of the NWF fee. The Nuclear Waste Policy Act mandates that DOE compare the revenue generated by the NWF fee with the costs of the waste disposal program and adjust the size of the NWF fee to match the cost of the program. In the past, the cost of the program reviewed by DOE for NWF fee adequacy has been the cost of constructing and operating the Yucca Mountain Repository. DOE declined to eliminate or reduce the NWF fee. As a result, NEI and the National Association of Regulatory Utility Commissioners have filed suit in federal court seeking suspension of the NWF fee due to the DOE’s motion to withdraw the application. The DOE has also announced the formation of a Blue Ribbon Commission on America’s Nuclear Future to evaluate alternatives for storage of spent nuclear fuel. The delayed availability of the DOE’s disposal facility is not expected to adversely affect the continued operation of the Callaway nuclear plant through its currently licensed life.

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

NOTE 11 - OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income as reported on the statements of income and all other changes in common stockholders’ equity, except those resulting from transactions with common stockholders. A reconciliation of net income to comprehensive income for the three months ended March 31, 2010 and 2009, is shown below for Ameren, UE, and Genco. CIPS’, CILCO’s, and IP’s comprehensive income was composed of only their respective net income for the three months ended March 31, 2010 and 2009.

	Three Months
	2010	2009
Ameren:(a)
Net income	$106	$145
Unrealized net gain on derivative hedging instruments, net of taxes of $18 and $44, respectively	28	81
Reclassification adjustments for derivative (gain) included in net income, net of taxes of $9 and $26, respectively	(15)	(46)
Reclassification adjustment due to implementation of FAC, net of taxes of $- and $18, respectively	-	(29)
Adjustment to pension and benefit obligation, net of taxes of $1 and $-, respectively	(1)	-
Total comprehensive income, net of taxes	$118	$151
Less: Net income attributable to noncontrolling interests, net of taxes	4	4
Total comprehensive income attributable to Ameren Corporation, net of taxes	$114	$147
UE:
Net income	$28	$22
Unrealized net gain on derivative hedging instruments, net of taxes of $- and $11, respectively	-	17
Reclassification adjustments for derivative (gain) included in net income, net of taxes of $- and $8, respectively	-	(12)
Reclassification adjustment due to implementation of FAC, net of taxes of $- and $18, respectively	-	(29)
Total comprehensive income, net of taxes	$28	$(2)
Genco:
Net income	$24	$55
Reclassification adjustments for derivative (gain) included in net income, net of taxes of $- and $-, respectively	-	-
Adjustment to pension and benefit obligation, net of taxes of $2 and $-, respectively	(1)	1
Total comprehensive income, net of taxes	$23	$56
Less: Net income attributable to noncontrolling interest, net of taxes	1	2
Total comprehensive income attributable to Ameren Energy Generating Company	$22	$54

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

NOTE 12 - RETIREMENT BENEFITS

Ameren’s pension and postretirement plans are funded in compliance with income tax regulations and to achieve federal funding or regulatory requirements. As a result, Ameren expects to fund its pension plans at a level equal to the greater of the pension expense or the legally required minimum contribution. Considering Ameren’s assumptions at December 31, 2009, its estimated investment performance through March 31, 2010, and its pension funding policy, Ameren expects to make annual contributions of $75 million to $225 million in each of the next five years, with aggregate estimated contributions of $740 million. These amounts are estimates which may change with actual investment performance, changes in interest rates, any pertinent changes in government regulations, and any voluntary contributions. Our policy for postretirement benefits is primarily to fund the Voluntary Employee Beneficiary Association (VEBA) trusts to match the annual postretirement expense.

The following table presents the components of the net periodic benefit cost for our pension and postretirement benefit plans for the three months ended March 31, 2010 and 2009:

	Pension Benefits(a)		Postretirement Benefits(a)
	Three Months		Three Months
	2010	2009	2010	2009
Service cost	$17	$17	$5	$5
Interest cost	47	47	16	17
Expected return on plan assets	(53)	(52)	(14)	(13)
Amortization of:
Transition obligation	-	-	-	-
Prior service cost (benefit)	2	2	(2)	(2)
Actuarial loss	5	7	2	3
Net periodic benefit cost	$18	$21	$7	$10

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

UE, CIPS, Genco, CILCO and IP are responsible for their share of the pension and postretirement costs. The following table presents the pension costs and the postretirement benefit costs incurred for the three months ended March 31, 2010 and 2009:

	Pension Costs		Postretirement Costs
	Three Months		Three Months
	2010	2009	2010	2009
Ameren(a)	$18	$21	$7	$10
UE	12	13	3	4
CIPS	2	3	-	1
Genco	3	2	1	1
CILCO	3	4	2	2
IP	-	1	2	3

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

Health Care Reform Legislation

During the first quarter of 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Bill of 2010 were enacted and signed into law (collectively, the “Act”) in the United States. The Ameren Companies provide prescription drug benefits to retiree participants. Because the benefits provided are at least actuarially equivalent to benefits available to retirees under the Prescription Drug Act, the Ameren Companies qualify for and receive federal subsidies that mitigate the cost of the benefits. Historically, the subsidies were not subject to tax, and Ameren was allowed to deduct the cost of the benefits. The Act includes a provision that disallows federal income tax deductions for retiree health care costs to the extent an employer’s postretirement health care plan receives these federal subsidies. Although this change does not take effect immediately, the Ameren Companies are required to recognize the full tax accounting impact in their financial statements in the period in which the legislation is signed into law. As a result, in the first quarter of 2010, Ameren, UE, CIPS, Genco, CILCO, and IP recorded total non-cash after-tax charges of $13 million, $5 million, $1 million, $3 million, less than $1 million, and less than $1 million to reduce deferred tax assets. The reduction of these income tax deductions is also estimated to increase Ameren’s, UE’s, CIPS’, Genco’s, CILCO’s, and IP’s total annual income tax expense by approximately $2 million to $3 million, $1 million to $2 million, less than $1 million, less than $1 million, less than $1 million, and less than $1 million, respectively. Although many of the specifics associated with the Act have not yet been addressed, it is our preliminary view that the other provisions of the Act do not have a material impact on our current financial results. We will continue to study the potential future effects of this Act as further clarity is provided.

NOTE 13 - SEGMENT INFORMATION

Ameren has three reportable segments: Missouri Regulated, Illinois Regulated, and Merchant Generation. The Missouri Regulated segment for Ameren includes all the operations of UE’s business as described in Note 1- Summary of Significant Accounting Policies. The Illinois Regulated segment for Ameren consists of the regulated electric and natural gas transmission and distribution businesses of CIPS, CILCO, and IP, as described in Note 1- Summary of Significant Accounting Policies, and AITC. The Merchant Generation segment for Ameren consists primarily of the operations or activities of Genco, the CILCORP parent company (until March 4, 2010, when CILCORP merged with and into Ameren), AERG, and Marketing Company. The category called Other primarily includes Ameren parent company activities.

CILCO has two reportable segments: Illinois Regulated and Merchant Generation. The Illinois Regulated segment for CILCO consists of the regulated electric and gas transmission and distribution businesses. The Merchant Generation segment for CILCO consists of the generation business of AERG.

The following tables present information about the reported revenues and specified items included in net income of Ameren and CILCO for the three months ended March 31, 2010 and 2009, and total assets as of March 31, 2010, and December 31, 2009.

Ameren

Three Months	Missouri Regulated	Illinois Regulated	Merchant Generation	Other	Intersegment Eliminations	Consolidated
2010:
External revenues	$677	$885	$354	$-	$-	$1,916
Intersegment revenues	5	2	74	3	(84)	-
Net income (loss) attributable to Ameren Corporation(a)	27	33	44	(2)	-	102
2009:
External revenues	$648	$928	$336	$4	$-	$1,916
Intersegment revenues	7	8	116	4	(135)	-
Net income attributable to Ameren Corporation(a)	21	25	93	2	-	141
As of March 31, 2010:
Total assets	$12,073	$7,412	$4,947	$1,118	$(1,862)	$23,688
As of December 31, 2009:
Total assets	$12,301	$7,344	$4,921	$1,657	$(2,433)	$23,790

(a)	Represents net income (loss) available to common stockholders; 100% of CILCO’s preferred stock dividends are included in the Illinois Regulated segment.

CILCO

Three Months	Illinois Regulated	Merchant Generation	CILCO Other	Intersegment Eliminations	Consolidated CILCO
2010:
External revenues	$206	$92	$-	$-	$298
Intersegment revenues	-	-	-	-	-
Net income(a)	7	12	-	-	19
2009:
External revenues	$219	$92	$-	$-	$311
Intersegment revenues	-	-	-	-	-
Net income(a)	7	26	-	-	33
As of March 31, 2010:
Total assets	$1,291	$1,083	$-	$-	$2,374
As of December 31, 2009:
Total assets	$1,264	$1,119	$-	$(1)	$2,382

(a)	Represents net income available to the common stockholder (CILCORP until March 4, 2010, Ameren beginning March 4, 2010); 100% of CILCO’s preferred stock dividends are included in the Illinois Regulated segment.

NOTE 14 - CORPORATE REORGANIZATION

On March 15, 2010, Ameren, CIPS, CILCO, IP, AERG and Resources Company filed an application with FERC requesting certain FERC authorizations related to a two-step corporate reorganization. The first step of the reorganization would merge CILCO and IP with and into CIPS (the “Merger”), after which the surviving corporation would be renamed “Ameren Illinois Company” (“Ameren Illinois”). The second step of the reorganization would involve the distribution of AERG stock from Ameren Illinois to Ameren (the “AERG distribution”) and the subsequent contribution by Ameren of the AERG stock to Resources Company.

On March 15, 2010, CIPS, CILCO and IP filed with the ICC a notice of merger and reorganization to notify the ICC of their intent to effect the Merger and CIPS filed a notice of its intent to effect the AERG distribution. The Merger and the AERG distribution are expressly authorized by the Illinois Public Utilities Act and do not require ICC approval.

CIPS, CILCO and IP do not expect to redeem any of their outstanding long-term debt or preferred stock prior to or in connection with the Merger, with the exception of CILCO’s preferred stock and the $40 million principal amount of CIPS’ 7.61% Series 97-2 first mortgage bonds. Following the redemption of those CIPS’ mortgage bonds, CIPS intends to cause a release date to occur with respect to CIPS’ senior secured notes, causing these notes to become unsecured and CIPS’ mortgage indenture to be discharged. If the Merger is consummated, the debt and other obligations of CILCO and IP under their mortgage indentures, senior note indentures and pollution control bond agreements will become debt and obligations of Ameren Illinois, and the property owned by CILCO and IP immediately before the Merger that was subject to the lien of one of their respective mortgage indentures will still be subject to such lien and secure the bonds outstanding under such mortgage indenture subject to the release and other provisions of such mortgage indenture.

The senior secured notes of IP and CILCO will still be secured by the mortgage bonds held by their respective senior note trustee subject to the release and other provisions of the respective senior note indenture. The debt and other obligations of CIPS will remain debt and obligations of Ameren Illinois. If the Merger is consummated, it is expected that Ameren Illinois will secure the CIPS senior notes with the benefit of a lien under the IP mortgage indenture so long as Ameren Illinois has outstanding other senior notes with the benefit of this lien. After the Merger, Ameren Illinois is also expected to encumber substantially all of the operating property owned by CIPS immediately before the Merger with the lien of the IP mortgage indenture. On April 13, 2010, CIPS, CILCO and IP entered into a merger agreement to accomplish the Merger.

Pursuant to the merger agreement, at the effective time of the Merger: (i) all shares of each series of IP preferred stock outstanding immediately prior to the effective time of the Merger will be automatically converted into shares of a newly created series of Ameren Illinois preferred stock having the same payment and redemption terms as the existing series of IP preferred stock, except to the extent that IP preferred shareholders exercise their dissenters’ rights in accordance with Illinois law; and (ii) each outstanding share of CIPS common and preferred stock will remain outstanding, except to the extent that CIPS preferred shareholders exercise their dissenters’ rights in accordance with Illinois law. Prior to the Merger, but after consenting to the Merger, Ameren will contribute to the capital of IP, without the payment of any consideration, all of the IP preferred stock owned by Ameren.

Consummation of the Merger is subject to certain customary conditions, including obtaining shareholder approval, which approval is expected to be provided by Ameren, and obtaining any required approvals from FERC. The merger agreement may be terminated at any time prior to closing upon the mutual written consent of CIPS, CILCO and IP or other specified circumstances.

We filed a request on April 21, 2010, for a private letter ruling from the Internal Revenue Service substantially to the effect that the AERG distribution will qualify as a generally tax-free transaction for United States federal income tax purposes. The AERG distribution is expected to occur immediately after the Merger. However, in the event that we have not received the ruling prior to the consummation of the Merger, we reserve the right to consummate the AERG distribution without such ruling or at a later time.

The Merger is intended to be completed on or before October 1, 2010. There can be no assurances regarding whether the Merger or the AERG distribution will be completed or as to the timing of any such transaction or action.

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

OVERVIEW

Ameren Executive Summary

Ameren’s earnings in the first quarter of 2010 of $102 million, or $0.43 per share, were lower than its earnings in the first quarter of 2009 of $141 million, or $0.66 per share. The decline in first quarter 2010 earnings, compared to the year-ago quarter, was primarily the result of reduced margins in Ameren’s Merchant Generation segment as a result of lower power prices and higher fuel and related transportation costs, higher depreciation expense and financing costs, a $13 million charge for the impact on deferred taxes of changes in federal health care laws, and an unfavorable change in net unrealized MTM activity on derivatives. Offsetting factors in the first quarter of 2010 were colder winter weather and an emerging economic recovery, which resulted in higher first quarter of 2010 utility electric and natural gas sales compared with those in the year-ago quarter. Earnings also benefited from the March 1, 2009, UE electric rate increase being in place for the entire first quarter in 2010.

At Ameren’s rate-regulated utilities, colder winter weather and improvement in the economy led to a 7% increase in first-quarter 2010 kilowatthour sales to residential and commercial customers, compared with sales during the first quarter of 2009. The impact of an improving economy was also evident in the level of kilowatthour sales to industrial customers of Ameren’s rate-regulated utilities, especially in Illinois. Industrial sales advanced 2%, compared to sales during the first quarter of 2009, excluding sales to UE’s largest customer, Noranda’s smelter plant in New Madrid, Mo. Noranda’s plant sustained damage because of a power interruption on non-Ameren-owned power lines during a severe ice storm in January 2009. Electric sales to the plant have gradually increased since that incident and have now returned to full capacity. Electric sales to industrial customers, including Noranda, increased 10% in the first quarter of 2010, compared with sales during the first quarter of 2009.

With respect to operations, UE’s Taum Sauk pumped-storage hydroelectric facility returned to service in April 2010. After extensive testing, the 440-megawatt plant was released for operations by FERC in early April 2010. In addition, all in-service criteria from the MoPSC were met on April 15, 2010. UE’s Callaway nuclear plant’s scheduled refueling and maintenance outage commenced on April 17, 2010, and is expected to last 35 days, returning to service in time to serve summer demand.

The ICC issued an order in the Ameren Illinois Utilities’ electric and natural gas delivery rate cases on April 29, 2010. The order, as corrected by the ICC on May 6, 2010, authorized the Ameren Illinois Utilities to increase revenue by an aggregate of $15 million annually, as calculated by the ICC. This is well below the Ameren Illinois Utilities’ revised request of $130 million and the $56 million proposed by the ICC’s administrative law judges. The Ameren Illinois Utilities are disappointed in the decision and are taking action to mitigate its effects. The Ameren Illinois Utilities’ responses include requesting an ICC stay of certain decisions in its order and rehearing of the rate order. The Ameren Illinois Utilities will also reduce planned spending to levels more closely in-line with the revenue and related cash flow levels authorized by the rate order.

In Missouri, the MoPSC is expected to issue a rate order in response to UE’s pending electric rate increase request in late May 2010. UE recently revised its request to reflect updated cost levels and stipulations resolving various revenue requirement issues throughout the case. UE’s current request is $287 million. This rate increase request is driven by the significant investments UE has made in its electric infrastructure to maintain and improve the reliability of its system for its customers, consistent with customer expectations. The request also reflects the higher net fuel, operations and financing costs that UE is experiencing.

For several years, Ameren’s rate-regulated utility businesses have been earning returns on investment that are well below their authorized levels, in part, due to regulatory lag. Ameren remains committed to improving earnings to levels that represent fair returns on its regulated investments. To achieve fair returns, Ameren remains focused not only on pursuing constructive regulatory outcomes, including mechanisms that reduce regulatory lag, but also on closely aligning its spending and investment with the level of rates, related cash flows and returns authorized by the respective state commissions.

Ameren’s Merchant Generation segment has reduced its estimated capital costs for the period 2010 to 2014 by $435 million, compared to those disclosed in the Form 10-K. The Merchant Generation segment expects to fully comply with the MPS through the use of dry sorbent injection SO2 reduction technology at its Joppa power plant and the installation of scrubbers at its Newton power plant by 2015. Ameren’s Merchant Generation segment announced in May 2010 that it will reduce staffing by approximately 75 positions. The reduction of these positions, coupled with other planned spending reductions, is expected to reduce 2010 other operations and maintenance expenses to approximately $300 million in 2010. This is approximately 10% lower than other operations and maintenance expenses in 2009. As these recent cost cutting actions again demonstrate, Ameren remains focused on minimizing costs, both operating and capital, at its Merchant Generation business.

Outlook

Ameren is taking steps to improve the earnings from its rate-regulated businesses over time by narrowing the gap between earned and authorized returns on investments and making disciplined investments to improve reliability and promote a cleaner environment, consistent with customers’ expectations and sound energy policy. Further, Ameren continues to take actions to ensure that its Merchant Generation segment remains well-positioned during this period of low power prices and benefits from an expected power price recovery.

General

Ameren, headquartered in St. Louis, Missouri, is a public utility holding company under PUHCA 2005, administered by FERC. Ameren’s primary assets are the common stock of its subsidiaries. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets, and liabilities. These subsidiaries operate, as the case may be, rate-regulated electric generation, transmission, and distribution businesses, rate-regulated natural gas transmission and distribution businesses, and merchant electric generation businesses in Missouri and Illinois. Dividends on Ameren’s common stock and the payment of expenses by Ameren depend on distributions made to it by its subsidiaries. Ameren’s principal subsidiaries are listed below.

•	UE operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas transmission and distribution business in Missouri.

•	CIPS operates a rate-regulated electric and natural gas transmission and distribution business in Illinois.

•	Genco operates a merchant electric generation business in Illinois and Missouri. Genco has an 80% ownership interest in EEI.

•

CILCO operates a rate-regulated electric transmission and distribution business, a merchant electric generation business (through its subsidiary, AERG) and a rate-regulated natural gas transmission and distribution business, all in Illinois.

•	IP operates a rate-regulated electric and natural gas transmission and distribution business in Illinois.

Ameren, through Genco, has an 80% ownership interest in EEI. Ameren and Genco consolidate EEI for financial reporting purposes. Effective January 1, 2010, as part of an internal reorganization, Resources Company transferred its 80% stock ownership interest in EEI to Genco through a capital contribution. The transfer of EEI to Genco was accounted for as a transaction between entities under common control, whereby Genco accounted for the transfer at the historical carrying value of the parent (Ameren) as if the transfer had occurred at the beginning of the earliest reporting period presented. Ameren’s historical cost basis in EEI included purchase accounting adjustments relating to Ameren’s acquisition of an additional 20% ownership interest in EEI in 2004. This transfer required Genco’s prior period financial statements to be retrospectively combined for all periods presented. Consequently, Genco’s prior period consolidated financial statements reflect EEI as if it had been a subsidiary of Genco.

On April 13, 2010, CIPS, CILCO and IP entered into a merger agreement under which CILCO and IP will be merged with and into CIPS as part of a two-step corporate reorganization of Ameren. The second step of the reorganization would involve the distribution of AERG common stock to Ameren and the subsequent contribution by Ameren of the AERG common stock to Resources Company. See Note 14 - Corporate Reorganization under Part I, Item 1, of this report for additional information.

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

RESULTS OF OPERATIONS

Earnings Summary

Our results of operations and financial position are affected by many factors. Weather, economic conditions, and the actions of key customers or competitors can significantly affect the demand for our services. Our results are also affected by seasonal fluctuations: winter heating and summer cooling demands. The vast majority of Ameren’s revenues are subject to state or federal regulation. This regulation has a material impact on the price we charge for our services. Merchant Generation sales are also subject to market conditions for power. We principally use coal, nuclear fuel, natural gas, and oil for fuel in our operations. The prices for these commodities can fluctuate significantly due to the global economic and political environment, weather, supply and demand, and many other factors. We have natural gas cost recovery mechanisms for our Illinois and Missouri gas delivery service businesses, purchased power cost recovery mechanisms for our Illinois electric delivery service businesses, and a FAC for our Missouri electric utility business. See Note 2 - Rate and Regulatory Matters under Part I, Item 1, for a discussion of UE’s pending electric rate case in Missouri as well as the combined electric and natural gas delivery service rate order issued in April 2010 for the Ameren Illinois Utilities. Fluctuations in interest rates and conditions in the capital and credit markets affect our cost of borrowing and our pension and postretirement benefits costs. We employ various risk management strategies to reduce our exposure to commodity risk and other risks inherent in our business. The reliability of our power plants and transmission and distribution systems and the level of purchased power costs, operating and administrative costs, and capital investment are key factors that we seek to control to optimize our results of operations, financial position, and liquidity.

Net income attributable to Ameren Corporation decreased to $102 million, or 43 cents per share, in the first quarter of 2010, from $141 million, or 66 cents per share, in the first quarter of 2009. Net income attributable to Ameren Corporation in the Merchant Generation segment declined by $49 million from the same period in 2009, while net income attributable to Ameren Corporation in the first quarter of 2010 increased in the Illinois Regulated and Missouri Regulated segments by $8 million and $6 million, respectively, from the prior-year period.

Compared with the first quarter of 2009, first quarter 2010 earnings were negatively affected primarily by the following items:

•	lower realized electric margins in the Merchant Generation segment largely due to lower realized revenue per megawatthour sold and higher fuel and related transportation costs (24 cents per share);

•	higher dilution along with higher financing costs as a result of both incremental borrowings and higher interest rates (7 cents per share);

•	a charge for the impact on deferred taxes of changes in federal health care laws (6 cents per share);

•	unfavorable net unrealized MTM activity on energy-related transactions (5 cents per share); and

•

increased depreciation and amortization expenses primarily due to the impact of the January 2009 MoPSC electric rate order for UE and capital additions at the Merchant Generation segment (4 cents per share).

Compared with the first quarter of 2009, first quarter 2010 earnings were favorably affected primarily by the following items:

•

the favorable impact on electric and natural gas margins in our rate-regulated businesses of higher demand (exclusive of weather impacts and higher sales to Noranda discussed below), partially caused by the emerging economic recovery, among other things (12 cents per share);

•	higher electric rates, effective March 1, 2009, in the Missouri Regulated segment pursuant to the 2009 MoPSC electric rate order (7 cents per share);

•	the impact of colder winter weather conditions on energy demand (estimated at 3 cents per share); and

•

higher sales to Noranda as its smelter plant in southeast Missouri gradually returned to full capacity by end of the quarter after a January 2009 severe ice storm significantly reduced the plant’s capacity (3 cents per share).

The cents per share information presented above is based on average shares outstanding in the first quarter of 2009. For further details regarding the first quarter 2010 earnings, including explanations of Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization, Taxes Other Than Income Taxes, Interest Charges, and Income Taxes, see the major headings in Results of Operations below.

Because it is a holding company, net income and cash flows attributable to Ameren Corporation are primarily generated by its principal subsidiaries: UE, CIPS, Genco, CILCO and IP. The following table presents the contribution by Ameren’s principal subsidiaries to net income attributable to Ameren Corporation for the three months ended March 31, 2010 and 2009:

	Three Months
	2010	2009
Net income:
UE	$27	$21
CIPS	9	6
Genco	23	53
CILCO	19	33
IP	18	13
Other(a)	6	15
Net income attributable to Ameren Corporation	$102	$141

(a)	Includes earnings from other merchant generation operations, as well as corporate general and administrative expenses, and intercompany eliminations.

Below is a table of income statement components by segment for the three months ended March 31, 2010 and 2009:

	Missouri Regulated	Illinois Regulated	Merchant Generation	Other / Intersegment Eliminations	Total
Three Months 2010:
Electric margin	$439	$217	$227	$(7)	$876
Gas margin	29	114	-	-	143
Other revenues	-	-	-	-	-
Other operations and maintenance	(218)	(139)	(73)	14	(416)
Depreciation and amortization	(92)	(54)	(36)	(5)	(187)
Taxes other than income taxes	(68)	(41)	(8)	(1)	(118)
Other income and (expenses)	19	(1)	-	(3)	15
Interest charges	(59)	(38)	(34)	(1)	(132)
Income taxes	(22)	(24)	(31)	2	(75)
Net income (loss)	28	34	45	(1)	106
Noncontrolling interest and preferred dividends	(1)	(1)	(1)	(1)	(4)
Net income (loss) attributable to Ameren Corporation	$27	$33	$44	$(2)	$102
Three Months 2009:
Electric margin	$411	$193	$287	$(3)	$888
Gas margin	27	111	-	-	138
Other revenues	1	4	-	(5)	-
Other operations and maintenance	(216)	(136)	(78)	9	(421)
Depreciation and amortization	(86)	(53)	(28)	(7)	(174)
Taxes other than income taxes	(62)	(39)	(7)	(2)	(110)
Other income and (expenses)	11	1	-	-	12
Interest charges	(53)	(41)	(25)	1	(118)
Income taxes	(11)	(14)	(54)	9	(70)
Net income	22	26	95	2	145
Noncontrolling interest and preferred dividends	(1)	(1)	(2)	-	(4)
Net income attributable to Ameren Corporation	$21	$25	$93	$2	$141

Margins

The following table presents the favorable (unfavorable) variations in the registrants’ electric and natural gas margins in the three months ended March 31, 2010, compared with the same period in 2009. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as gas revenues less gas purchased for resale. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

Three Months	Ameren(a)	UE	CIPS	Genco	CILCO	IP
Electric revenue change:
Effect of weather (estimate)	$12	$10	$1	$-	$-	$1
Regulated rates:
Changes in base rates	25	23	-	-	-	2
Noranda sales	11	11	-	-	-	-
Illinois pass-through power supply costs	(30)	-	(13)	-	(4)	(13)
Sales price changes, including hedging effect	(38)	-	-	(26)	(12)	-
Off-system revenues	(55)	(55)	-	-	-	-
FAC net over-recovery in 2009	13	13	-	-	-	-
2007 Illinois Electric Settlement Agreement, net of reimbursement	5	-	1	2	1	1
Net unrealized MTM gains (losses)	9	(1)	-	(1)	-	-
Weather-normalized sales and other	93	27	8	(3)	10	8
Total electric revenue change	$45	$28	$(3)	$(28)	$(5)	$(1)
Fuel and purchased power change:
Fuel:
Production volume and other	$(24)	$(10)	$-	$(1)	$(12)	$-
FAC net under-recovery in 2010	50	50	-	-	-	-
Net unrealized MTM (losses) gains	(27)	(29)	-	3	-	-
Price	(18)	-	-	(13)	(5)	-
Purchased power	(68)	(11)	-	(1)	1	1
Illinois pass-through power supply costs	30	-	13	-	4	13
Total fuel and purchased power change	$(57)	$-	$13	$(12)	$(12)	$14
Net change in electric margins	$(12)	$28	$10	$(40)	$(17)	$13
Natural gas margin change:
Effect of weather (estimate)	$3	$1	$1	$-	$-	$1
Net unrealized MTM losses	(2)	-	-	-	(2)	-
Weather-normalized sales and other	4	1	1	-	1	1
Net change in natural gas margins	$5	$2	$2	$-	$(1)	$2

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

Ameren

Ameren’s electric margin decreased by $12 million, or 1%, in the three months ended March 31, 2010, compared with the same period in 2009. The following items had an unfavorable impact on Ameren’s electric margins:

•

Margins decreased by $60 million at the Merchant Generation segment, primarily because of reductions in higher-margin sales including the 2006 auction power supply agreements, and lower market prices, which resulted in fewer opportunities for economic power sales.

•

In the first quarter of 2009, the reversal of previously unrealized losses to regulatory assets resulted in the recognition of a $30 million net MTM gain on energy and fuel-related contracts at UE. After the implementation of UE’s FAC on March 1, 2009, the favorable or unfavorable impact of UE’s net MTM gains or losses, no longer impact electric margins. See Note 7 - Derivative Financial Instruments under Part II, Item 8, of the Form 10-K for additional information.

•

Higher net fuel expense at UE of $10 million due to favorable interchange margin in the first quarter of 2009 prior to the FAC becoming effective on March 1, 2009. Net fuel expense at UE is total fuel and purchased power offset by off-system revenues and the FAC over-recovery in 2009.

•	13% higher fuel prices in the Merchant Generation segment primarily due to higher commodity and transportation costs associated with new contracts.

The following items had a favorable impact on Ameren’s electric margins for the three months ended March 31, 2010, compared with the same period in 2009:

•

Higher electric rates at UE, effective March 1, 2009, which increased margins by $23 million, and at IP, effective October 1, 2008, which increased margins by $2 million as residential electric delivery rates were adjusted to recover the full increase of the 2008 ICC rate order.

•

Excluding the impact of UE’s increased sales to Noranda, higher weather-normalized end-use retail sales volume of 4% in Ameren’s rate-regulated utilities largely due to improved economic conditions, which increased margins by $19 million.

•	Higher wholesale sales margins at UE of $13 million because of additional customers and higher-priced wholesale sales contracts.

•	Favorable weather conditions, as evidenced by a 9% increase in heating degree-days, which increased margins by $12 million.

•	Net unrealized MTM activity at the Merchant Generation segment (primarily at Marketing Company) of $13 million on energy and fuel-related transactions.

•	Increased UE sales of $11 million to Noranda in 2010 as its smelter plant gradually returned to full capacity after a January 2009 severe storm significantly reduced the plant’s capacity.

•	A $5 million reduction in the impact of the 2007 Illinois Electric Settlement Agreement.

Ameren’s natural gas margins increased by $5 million, or 4%, for the three months ended March 31, 2010, compared with the same period in 2009. The following items had a favorable impact on Ameren’s natural gas margins:

•	1% higher weather-normalized sales volumes, which increased margins by $4 million.

•	Favorable weather conditions, as evidenced by a 9% increase in heating degree-days, which increased margins by $3 million.

Ameren’s natural gas margins were unfavorably impacted by net unrealized MTM gains of $2 million at CILCO on natural gas swaps in 2009.

Missouri Regulated (UE)

UE’s electric margins increased by $28 million, or 7%, for the three months ended March 31, 2010, compared with the same period in 2009. The following items had a favorable impact on UE’s electric margins:

•	Higher electric rates, effective March 1, 2009, which increased margins by $23 million.

•	Higher wholesale sales margins of $13 million due to additional customers and higher-priced wholesale sales contracts.

•

Increased sales of $11 million to Noranda in 2010, as its smelter plant gradually returned to full capacity after a January 2009 severe storm significantly reduced the plant’s capacity. See Outlook for additional information on the Noranda plant outage.

•	Favorable weather conditions, as evidenced by a 12% increase in heating degree-days, which increased margins by $10 million.

•	Excluding the impact of increased sales to Noranda, 2% higher weather-normalized end-use retail sales volumes largely due to improved economic conditions, which increased margins by $6 million.

The following items had an unfavorable impact on UE’s electric margins:

•

In the first quarter of 2009, the reversal of previously unrealized losses to regulatory assets resulted in the recognition of a $30 million net MTM gain on energy and fuel-related contracts. After the implementation of UE’s FAC on March 1, 2009, the favorable or unfavorable impact of net MTM gains or losses, no longer impact electric margins. See Note 7 - Derivative Financial Instruments under Part II, Item 8, of the Form 10-K for additional information.

•

Higher net fuel expense of $10 million due to favorable interchange sales in the first quarter of 2009 prior to the FAC becoming effective on March 1, 2009. Net fuel expense at UE is total fuel and purchased power offset by off-system revenues and the FAC over-recovery in 2009.

UE’s natural gas margins increased by $2 million, or 7%, for the three months ended March 31, 2010, compared with the same period in 2009, primarily because of favorable weather conditions, as evidenced by a 12% increase in heating degree-days in 2010, which increased margins by $1 million.

Illinois Regulated

Illinois Regulated’s electric margins increased by $24 million, or 12%, for the three months ended March 31, 2010, compared with the same period in 2009. Illinois Regulated’s natural gas margins increased by $3 million, or 3%, for the three months ended March 31, 2010, compared with the same period in 2009. The Ameren Illinois Utilities have a cost recovery mechanism for power purchased on behalf of their customers. These pass-through power costs do not affect margins; however, the electric revenues and offsetting purchased power costs fluctuate primarily because of customer switching and usage. See below for explanations of electric and natural gas margin variances for the Illinois Regulated segment.

CIPS

CIPS’ electric margins increased by $10 million, or 17%, for the three months ended March 31, 2010, compared with the same period in 2009. The following items had a favorable impact on electric margins:

•	5% higher weather-normalized sales volumes largely due to improved economic conditions, which increased margins by $4 million.

•	Favorable weather conditions, as evidenced by a 12% increase in heating degree-days, which increased margins by $1 million.

•	A $1 million reduction in the impact of the 2007 Illinois Electric Settlement Agreement.

CIPS’ natural gas margins increased by $2 million, or 8%, for the three months ended March 31, 2010, compared with the same period in 2009. This was primarily due to favorable weather conditions, as evidenced by a 12% increase in heating degree-days, which increased margins by $1 million.

CILCO (Illinois Regulated)

The following table provides a reconciliation of CILCO’s change in electric margin by segment to CILCO’s total change in electric margin for the three months ended March 31, 2010, compared with the same period in 2009:

Three Months
CILCO (Illinois Regulated)	$1
CILCO (AERG)	(18)
Total change in electric margin	$(17)

CILCO’s (Illinois Regulated) electric margins increased by $1 million, or 4%, for the three months ended March 31, 2010, compared with the same period in 2009. The following items had a favorable impact on electric margins:

•	9% higher weather-normalized sales volumes largely due to improved economic conditions, which increased margins by $1 million.

•	A $1 million reduction in the impact of the 2007 Illinois Electric Settlement Agreement.

•	Favorable weather conditions, as evidenced by a 3% increase in heating degree-days, which increased margins by less than $1 million.

See Merchant Generation below for an explanation of CILCO’s (AERG) change in electric margin for the three months ended March 31, 2010, as compared with the same period in 2009.

CILCO’s (Illinois Regulated) natural gas margins decreased $1 million, or 4%, for the three months ended March 31, 2010, compared with the same period in 2009. This was primarily due to net unrealized MTM gains of $2 million on natural gas swaps in 2009.

IP

IP’s electric margins increased by $13 million, or 13%, for the three months ended March 31, 2010, compared with the same period in 2009. The following items had a favorable impact on electric margins:

•	4% higher weather-normalized sales volumes largely due to improved economic conditions, which increased margins by $5 million.

•	The recovery of power supply costs incurred of $2 million, including an increase in the SCA factors, as approved in the 2008 ICC electric rate order.

•

Higher delivery service rates, effective October 1, 2008, which increased margins by $2 million as residential electric delivery rates were adjusted to recover the full increase of the 2008 ICC rate order.

•	A $1 million reduction in the impact of the 2007 Illinois Electric Settlement Agreement.
•	Favorable weather conditions, as evidenced by an 8% increase in heating degree-days, which increased margins by $1 million.

IP’s natural gas margins increased by $2 million, or 3%, for the three months ended March 31, 2010, compared with the same period in 2009. This was primarily due to favorable weather conditions, as evidenced by an 8% increase in heating degree-days, which increased margins by $1 million.

Merchant Generation

Merchant Generation’s electric margins decreased by $60 million, or 21%, in the three months ended March 31, 2010, compared with the same period in 2009.

Genco

Genco’s electric margin decreased by $40 million, or 22%, for the three months ended March 31, 2010, compared with the same period in 2009. The following items had an unfavorable impact on electric margins:

•

Lower revenues allocated to Genco under its power supply agreement (Genco PSA) with Marketing Company, due to a smaller pool of money to allocate, which was driven by reductions in higher-margin sales, including the 2006 auction power supply agreements, and lower market prices. Genco was allocated a lower percentage of revenues from the pool in 2010 compared with 2009 because of lower reimbursable expenses and lower generation relative to AERG in accordance with the Genco PSA.

•	13% higher fuel prices primarily due to higher commodity and transportation costs associated with new contracts.

Genco’s electric margins were favorably affected for the three months ended March 31, 2010, compared with the same period in 2009 by:

•	A $2 million reduction in the impact of the 2007 Illinois Electric Settlement Agreement.

•	Net unrealized MTM activity of $2 million on energy and fuel-related transactions.

•	Lower emission allowance costs because of lower prices and reduced generation increased margins by $1 million.

•

Increased power plant utilization. Genco’s base load coal-fired generating plants’ average capacity factor increased to 72% in 2010, compared with 71% in 2009, despite a decrease in Genco’s equivalent availability factor to 84% in 2010, compared with 87% in 2009. Both factors were impacted by the timing of plant outages.

CILCO (AERG)

AERG’s electric margin decreased by $18 million, or 25%, in the three months ended March 31, 2010, compared with the same period in 2009. The following items had an unfavorable impact on electric margins:

•

Lower revenues allocated to AERG under its power supply agreement (AERG PSA) with Marketing Company, due to a smaller pool of money to allocate, which was driven by reductions in higher-margin sales, including the 2006 auction power supply agreements, and lower market prices. However, AERG was allocated a greater percentage of revenues from the pool in 2010 compared with 2009 because of higher reimbursable expenses and higher generation relative to Genco in accordance with the AERG PSA.

•	25% higher fuel prices primarily due to higher commodity and transportation costs associated with new contracts.

AERG’s electric margins were favorably impacted by increased power plant utilization, as AERG’s base load coal-fired generating plants’ average capacity factor increased to 81% in 2010, compared with 58% in 2009. AERG’s equivalent availability factor increased to 87% in 2010, compared with 63% in 2009. Both factors were favorably impacted by fewer plant outages in 2010.

Other Merchant Generation

Electric margin from Ameren’s other Merchant Generation operations, primarily from Marketing Company, decreased by $2 million, or 6%, in the three months ended March 31, 2010, compared with the same period in 2009. The decrease was primarily due to higher MISO and other costs, partially offset by favorable net unrealized MTM activity of $11 million on energy-related transactions at Marketing Company.

Operating Expenses and Other Statement of Income Items

Other Operations and Maintenance

Ameren

Other operations and maintenance expenses decreased $5 million in the first three months of 2010, compared with the same period in 2009. The absence of major storms in UE’s service territory, as had occurred in the first quarter of 2009, resulted in a decrease of $11 million. Additionally, a reduction in bad debt expense of $7 million, primarily as a result of lower accounts receivable balances due to decreased gas costs, and a favorable change of $3 million in unrealized net MTM adjustments between periods from changes in the market value of investments used to support Ameren’s deferred compensation plans, resulted in decreased other operations and maintenance expenses. Reducing the benefit of these items was an increase in plant maintenance costs of $13 million as a result of scheduled plant outages and higher distribution system reliability expenditures of $6 million due to increased tree trimming activities.

Variations in other operations and maintenance expenses in Ameren’s and CILCO’s business segments and for the Ameren Companies for the three months ended March 31, 2010, compared with the same period in 2009, were as follows:

Missouri Regulated (UE)

Other operations and maintenance expenses were comparable between periods as the absence of major storms in the first quarter of 2010 was offset by increased plant maintenance costs as a result of scheduled plant outages.

Illinois Regulated

Other operations and maintenance expenses were comparable between periods, as discussed below.

CIPS

Other operations and maintenance expenses were comparable between periods.

CILCO (Illinois Regulated)

Other operations and maintenance expenses were comparable between periods as a reduction in bad debt expense of $3 million, as described above, was offset by increases in various other operation and maintenance expenses.

IP

Other operations and maintenance expenses increased $5 million, primarily because of higher distribution system reliability expenditures due to increased tree trimming activities.

Merchant Generation

Other operations and maintenance expenses decreased $5 million in the Merchant Generation segment, as discussed below.

Genco

Other operations and maintenance expenses decreased $5 million, primarily because of lower labor costs due to reduced headcount.

CILCO (AERG)

Other operations and maintenance expenses were comparable between periods.

Depreciation and Amortization

Ameren

Ameren’s depreciation and amortization expenses increased $13 million in the three months ended March 31, 2010, compared with the same period in 2009, because of items noted below at the Ameren Companies.

Variations in depreciation and amortization expenses in Ameren’s and CILCO’s business segments and for the Ameren Companies for the three months ended March 31, 2010, compared with the same period in 2009, were as follows:

Missouri Regulated (UE)

Depreciation and amortization expenses increased $6 million, primarily because of capital additions and amortization of regulatory assets that resulted from UE’s electric rate case in 2009.

Illinois Regulated

Depreciation and amortization expenses were comparable between periods in the Illinois Regulated segment and at CIPS, CILCO (Illinois Regulated), and IP.

Merchant Generation

Depreciation and amortization expenses increased $8 million in the Merchant Generation segment, as discussed below.

Genco and CILCO (AERG)

Depreciation and amortization expenses increased $5 million and $2 million at Genco and CILCO (AERG), respectively, primarily because of capital additions and increased depreciation rates resulting from depreciation studies performed in the first quarter of 2009.

Taxes Other Than Income Taxes

Ameren

Ameren’s taxes other than income taxes increased $8 million in the three months ended March 31, 2010, compared with the same period in 2009, primarily because of higher property and gross receipts taxes, as discussed below.

Variations in taxes other than income taxes in Ameren’s and CILCO’s business segments and for the Ameren Companies for the three months ended March 31, 2010, compared with the same period in 2009, were as follows:

Missouri Regulated (UE)

Taxes other than income taxes increased $6 million, primarily because of higher property and gross receipts taxes. Property taxes increased primarily because of higher assessed tax rates in Missouri. Gross receipts taxes were higher primarily as a result of increased sales.

Illinois Regulated

Taxes other than income taxes were comparable between periods in the Illinois Regulated segment and at CIPS, CILCO (Illinois Regulated), and IP.

Merchant Generation

Taxes other than income taxes were comparable between periods in the Merchant Generation segment and at Genco and CILCO (AERG).

Other Income and Expenses

Ameren

Other income and expenses increased $3 million in the three months ended March 31, 2010, compared with the same period in 2009, primarily because of higher allowance for funds used during construction at UE.

Variations in other income and expenses in Ameren’s and CILCO’s business segments and for the Ameren Companies for the three months ended March 31, 2010, compared with the same period in 2009, were as follows:

Missouri Regulated (UE)

Other income and expenses increased $8 million in the three months ended March 31, 2010, compared with the same period in 2009, primarily because of higher allowance for funds used during construction associated with a project to install a scrubber at one of UE’s coal-fired power plants.

Illinois Regulated

Other income and expenses were comparable between periods in the Illinois Regulated segment and at CIPS, CILCO (Illinois Regulated), and IP.

Merchant Generation

Other income and expenses were comparable between periods in the Merchant Generation segment and at Genco and CILCO (AERG).

Interest Charges

Ameren

Ameren’s interest charges increased $14 million in the three months ended March 31, 2010, compared with the same period in 2009, because of items noted below at the Ameren Companies and because of the issuance of $425 million of senior notes at Ameren in May 2009.

Variations in interest charges in Ameren’s and CILCO’s business segments and for the Ameren Companies for the three months ended March 31, 2010, compared with the same period in 2009, were as follows:

Missouri Regulated (UE)

Interest charges increased $6 million, primarily because of the issuance of $350 million of senior secured notes in March 2009. The amortization of fees related to new credit facilities entered into in the second quarter of 2009 also increased interest charges.

Illinois Regulated

Interest charges decreased $3 million in the Illinois Regulated segment, primarily because of items discussed below.

CIPS and CILCO (Illinois Regulated)

Interest charges were comparable between periods.

IP

Interest charges decreased $3 million, primarily because of the maturity of $250 million of first mortgage bonds in June 2009.

Merchant Generation

Interest charges increased $9 million in the Merchant Generation segment as discussed below.

Genco

Interest charges increased $3 million, primarily because of the issuance of $250 million of senior unsecured notes in November 2009, partially reduced by lower short-term borrowings. Efforts to reduce, defer, and cancel capital expenditures have resulted in reduced borrowing as Genco has had sufficient cash to meet working capital needs.

CILCO (AERG)

Interest charges increased $4 million, primarily because of increased intercompany borrowings to provide cash needed for operations.

Income Taxes

The following table presents effective income tax rates by segment for the three months ended March 31, 2010 and 2009:

	Three Months
	2010	2009
Ameren	41%	33%
Missouri Regulated	44	33
Illinois Regulated	41	35
Merchant Generation	41	36

Ameren

Ameren’s effective tax rate in the first quarter of 2010 was higher than the effective tax rate for the same period in the prior year. Legislation was passed in the first quarter of 2010 that results in retiree health care costs no longer being deductible for tax purposes to the extent an employer’s postretirement health care plan receives federal subsidies that provide retiree prescription drug benefit equivalent to Medicare prescription drug benefits. See Note 12 - Retirement Benefits under Part I, Item 1, of this report for additional information on the impact of the enactment of health care legislation. Other variations are discussed below.

Variations in effective tax rates for Ameren’s and CILCO’s business segments and for the Ameren Companies for the three months ended March 31, 2010, compared with the same period in 2009, were as follows:

Missouri Regulated (UE)

UE’s effective tax rate was higher, primarily because of the change in tax treatment of retiree health care costs, along with the decreased impact of favorable net amortization of property-related regulatory assets and liabilities and permanent items on higher pretax book income.

Illinois Regulated

The effective tax rate for the first quarter of 2010 was higher than the effective tax rate for the same period in 2009 in the Illinois Regulated segment, because of items detailed below.

CIPS and CILCO (Illinois Regulated)

The effective tax rate increased, primarily because of the change in tax treatment of retiree health care costs, along with the decreased impact of favorable net amortization of property-related regulatory assets and liabilities, investment tax credit amortization, and permanent items on higher pretax book income.

IP

The effective tax rate was comparable between periods.

Merchant Generation

The effective tax rate for the first quarter of 2010 was higher than the effective tax rate for the same period in 2009 in the Merchant Generation segment, because of items detailed below.

Genco

The effective tax rate increased, primarily because of the change in tax treatment of retiree health care costs.

CILCO (AERG)

The effective tax rate was lower, primarily because of the impact of changes to reserves for uncertain tax positions and Internal Revenue Code Section 199 production activity deductions on lower pretax book income, partially offset by the change in tax treatment of retiree health care costs.

LIQUIDITY AND CAPITAL RESOURCES

The tariff-based gross margins of Ameren’s rate-regulated utility operating companies (UE, CIPS, CILCO (Illinois Regulated) and IP) continue to be a principal source of cash from operating activities for Ameren and its rate-regulated subsidiaries. A diversified retail customer mix of primarily rate-regulated residential, commercial, and industrial classes and a commodity mix of natural gas and electric service provide a reasonably predictable source of cash flows for Ameren, UE, CIPS, CILCO (Illinois Regulated) and IP. For operating cash flows, Genco and AERG rely on power sales to Marketing Company, which sold power through financial contracts that were part of the 2007 Illinois Electric Settlement Agreement and various power procurement processes in the non-rate-regulated Illinois market. Marketing Company also sells power through other primarily market-based contracts with wholesale and retail customers. In addition to using cash flows from operating activities, the Ameren Companies use available cash, credit facilities, money pool, or other short-term borrowings from affiliates to support normal operations and other temporary capital requirements. The use of operating cash flows and credit facility or short-term borrowings to fund capital expenditures and other investments may periodically result in a working capital deficit, as was the case at March 31, 2010, for Genco and CILCO. The Ameren Companies may reduce their credit facility or short-term borrowings with cash from operations or discretionarily with long-term borrowings, or in the case of Ameren subsidiaries, with equity infusions from Ameren. The Ameren Companies expect to incur significant capital expenditures over the next five years as they comply with environmental regulations and make significant investments in their electric and natural gas utility infrastructure to improve overall system reliability. Ameren intends to finance those capital expenditures and investments with a blend of equity and debt so that it maintains a capital structure in its rate-regulated businesses of approximately 50% to 55% equity. We plan to implement our long-term financing plans for debt, equity, or equity-linked securities in order to finance our operations appropriately, meet scheduled debt maturities, and maintain financial strength and flexibility.

The following table presents net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2010 and 2009:

	Net Cash Provided By (Used In) Operating Activities			Net Cash (Used In) Investing Activities			Net Cash Provided By (Used In) Financing Activities
	2010	2009	Variance	2010	2009	Variance	2010	2009	Variance
Ameren(a)	$381	$516	$(135)	$(317)	$(432)	$115	$(326)	$128	$(454)
UE	34	(1)	35	(190)	(220)	30	(56)	248	(304)
CIPS	37	69	(32)	(19)	(18)	(1)	(8)	(51)	43
Genco	103	118	(15)	(81)	(83)	2	(22)	(35)	13
CILCO	72	52	20	(12)	(58)	46	(50)	41	(91)
IP	34	117	(83)	(49)	(64)	15	(56)	76	(132)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

Cash Flows from Operating Activities

Ameren’s cash from operating activities decreased in the first three months of 2010 compared with the first three months of 2009. The following items contributed to the decrease in cash from operating activities during the first three months of 2010, compared with the same period in 2009:

•

A reduction in cash collected in 2010 from receivables originating from revenues earned in 2009 compared with the year-ago period. At December 31, 2009, trade receivables and unbilled revenues were $142 million less than they were at December 31, 2008, primarily because of milder weather and lower natural gas commodity costs billed to our customers during the fourth quarter of 2009, compared with 2008.

•

Collections from customers, primarily in Illinois, utilizing our budget billing payment option decreased by $19 million from the prior-year period as the over-collected balance generated in 2009 reduced collections in 2010.

•	A $15 million increase in interest payments primarily due to UE’s senior secured notes issued in March 2009, which required an interest payment in 2010, but did not in 2009.

•	A decrease in natural gas costs over-recovered from customers under the PGA.

•	A $12 million increase in coal and transportation payments largely because of price increases.

•	A $12 million increase in property tax payments caused primarily by higher assessed tax rates in Missouri.

•	A $10 million one-time donation for customer assistance programs required by the 2009 Illinois energy legislation and approved by the ICC in February 2010.

At Ameren, the following items partially offset the decrease in cash from operating activities during the first three months of 2010, compared with the same period in 2009:

•

A $23 million increase in cash from operating activities associated with the December 2005 Taum Sauk incident. The 2010 increase was a result of a $37 million reduction in cash payments partially offset by a $14 million reduction in insurance recoveries compared with 2009.

•	Improved collection results, primarily at the Ameren Illinois Utilities, as more utility customers were current on their bills as of March 31, 2010, compared with March 31, 2009.

•	An $18 million net reduction in collateral posted with counterparties due, in part, to UE’s net reduction in collateral postings, discussed below.

•	A $15 million decrease in major storm restoration costs.

•	An $11 million decrease in funding required under the terms of the 2007 Illinois Electric Settlement Agreement.

•	A net income tax refund of $5 million in 2010, compared with a net income tax payment of $5 million in 2009.

UE’s cash from operating activities increased in the first three months of 2010 compared with the first three months of 2009. The following items contributed to the increase in cash from operating activities during the first three months of 2010, compared with the same period in 2009:

•	Higher electric and natural gas margins as discussed in Results of Operations including the benefits of the MoPSC electric rate increase effective March 1, 2009.

•	A $23 million increase in cash from operating activities associated with the December 2005 Taum Sauk incident as discussed above.

•	A $17 million net reduction in collateral posted with counterparties due in part to the absence in 2010 of collateral posted on a foreign currency swap position that was closed in June 2009.

•	The absence of $9 million of major storm restoration costs as no major storm occurred during 2010.

•	A $5 million reduction in coal and transportation payments as tons purchased decreased.

At UE, the following items partially offset the increase in cash from operating activities during the first three months of 2010, compared with the same period in 2009:

•	A net income tax payment of $22 million in 2010, compared with a net income tax refund of $15 million in 2009 primarily due to higher pretax book income in the current period.

•	A $12 million increase in property tax payments caused primarily by higher assessed tax rates in Missouri.

•	A $10 million increase in interest payments primarily due to the senior secured notes issued in March 2009, which required an interest payment in 2010, but did not in 2009.

•	A $2 million increase in payments associated with the Callaway nuclear plant refueling and maintenance outage that is currently underway.

CIPS’ cash from operating activities decreased in the first three months of 2010 compared with the first three months of 2009. The following items contributed to the decrease in cash from operating activities during the first three months of 2010, compared with the same period in 2009:

•

A reduction in cash collected in 2010 from receivables originating from revenues earned in 2009 compared with the year-ago period. At December 31, 2009, trade receivables and unbilled revenues were $51 million less than they were at December 31, 2008, primarily because of milder weather and lower natural gas commodity costs billed to our customers during the fourth quarter of 2009, compared with 2008.

•	Collections from customers utilizing our budget billing payment option decreased by $6 million from the prior-year period as the over-collected balance generated in 2009 reduced collections in 2010.

•	A $9 million increase in income tax payments, net of refunds primarily due to higher pretax book income.

•	A $2 million one-time donation for customer assistance programs required by the 2009 Illinois energy legislation and approved by the ICC in February 2010.

At CIPS, the following items partially offset the decrease in cash from operating activities during the first three months of 2010, compared with the same period in 2009:

•	Higher electric and natural gas margins as discussed in Results of Operations.

•	An increase in electric commodity costs over-recovered from customers under cost recovery mechanisms.

•	Improved collection results as more utility customers were current on their bills as of March 31, 2010, compared with March 31, 2009.

•	A $4 million decrease in major storm restoration costs.

•	A $3 million decrease in funding required under the terms of the 2007 Illinois Electric Settlement Agreement.

•	A $4 million over-collection through its environmental adjustment rate riders, which is a $3 million increase over the prior-year period.

Genco’s cash from operating activities decreased in the first three months of 2010 compared with the first three months of 2009. The following items contributed to the decrease in cash from operating activities during the first three months of 2010, compared with the same period in 2009:

•	A $44 million reduction in receipts from Marketing Company under the Genco PSA.

•	A $9 million increase in coal and transportation payments, primarily at EEI, where both the price and tons purchased increased.

At Genco, the following items partially offset the decrease in cash from operating activities during the first three months of 2010, compared with the same period in 2009:

•	A $29 million reduction in income taxes paid primarily due to lower pretax book income.

•	A $1 million reduction in funding required by the 2007 Illinois Electric Settlement Agreement.

CILCO’s cash from operating activities increased in the first three months of 2010 compared with the first three months of 2009. The following items contributed to the increase in cash from operating activities during the first three months of 2010, compared with the same period in 2009:

•	A net income tax refund of $2 million in 2010, compared with a net income tax payment of $23 million in 2009.

•	The absence in 2010 of $12 million of payments under the tolling agreement with Medina Valley. CILCO transferred the tolling agreement to Marketing Company in January 2009.

•	A $10 million increase in receipts at AERG from Marketing Company under the AERG PSA due to improved plant performance.

•	An $8 million increase in receipts that originated from services provided to CIPS ($4 million) and IP ($4 million) in December 2009 under the CILCO support services agreement.

•	An increase in electric commodity costs over-recovered from customers under cost recovery mechanisms.

•	Improved collection results as more utility customers were current on their bills as of March 31, 2010, compared with March 31, 2009.

•	A $2 million decrease in funding required under the terms of the 2007 Illinois Electric Settlement Agreement.

At CILCO, the following items partially offset the increase in cash from operating activities during the first three months of 2010, compared with the same period in 2009:

•

A reduction in cash collected in 2010 from receivables originating from revenues earned in 2009 compared with the year-ago period. At December 31, 2009, trade receivables and unbilled revenues were $45 million less than they were at December 31, 2008, primarily because of milder weather and lower natural gas commodity costs billed to our customers during the fourth quarter of 2009, compared with 2008.

•	Lower electric margins as discussed in Results of Operations.

•	A decrease in natural gas costs over-recovered from customers under the PGA.

•	An $8 million increase in coal and transportation payments at AERG where both the price and quantity of tons purchased increased.

•	A $2 million one-time donation for customer assistance programs required by the 2009 Illinois energy legislation and approved by the ICC in February 2010.

IP’s cash from operating activities decreased in the first three months of 2010 compared with the first three months of 2009. The following items contributed to the decrease in cash from operating activities during the first three months of 2010, compared with the same period in 2009:

•

A reduction in cash collected in 2010 from receivables originating from revenues earned in 2009 compared with the year ago period. At December 31, 2009, trade receivables and unbilled revenues were $88 million less than they were at December 31, 2008, primarily because of milder weather and lower natural gas commodity costs billed to our customers during the fourth quarter of 2009, compared with 2008.

•	Collections from customers utilizing our budget billing payment option decreased by $9 million from the prior-year period as the over-collected balance generated in 2009 reduced collections in 2010.

•	An $8 million net increase in collateral posted with counterparties due in part to changes in power positions associated with the Illinois power procurement process.

•	A decrease in electric commodity costs over-recovered from customers under cost recovery mechanisms.

•	A $6 million one-time donation for customer assistance programs required by the 2009 Illinois energy legislation and approved by the ICC in February 2010.

At IP, the following items partially offset the decrease in cash from operating activities during the first three months of 2010, compared with the same period in 2009:

•	Higher electric and natural gas margins as discussed in Results of Operations.

•	Improved collection results as more utility customers were current on their bills as of March 31, 2010, compared with March 31, 2009.

•	A $5 million decrease in funding required under the terms of the 2007 Illinois Electric Settlement Agreement.

•	An $8 million over-collection through its environmental adjustment rate riders, which is a $3 million increase over the prior-year period.

Cash Flows from Investing Activities

Ameren used less cash for investing activities in the first three months of 2010 compared with the first three months of 2009. Net cash used for capital expenditures decreased in 2010 as a result of efforts to reduce, defer or cancel capital expenditure programs in light of economic conditions. Additionally, costs associated with power plant scrubber projects decreased from 2009 as a result of the completion of projects in our Merchant Generation segment. These reductions in capital expenditures were partially offset by an increase in nuclear fuel costs related to the timing of purchases.

UE’s cash used in investing activities decreased during the first three months of 2010, compared with the same period in 2009, principally because of a $51 million decrease in capital expenditures related to a $36 million reduction of capital expenditures to repair severe storm damage, as well as other reductions, deferrals or cancellations of capital expenditure programs. Partially offsetting this decrease was a $20 million increase in nuclear fuel expenditures related to the timing of purchases.

CIPS’ cash used in investing activities during the first three months of 2010 and the first three months of 2009 consist of capital expenditures related to the maintenance and reliability of the transmission and distribution system. These expenditures were comparable between periods.

Genco’s cash used in investing activities in the first three months of 2010 was comparable with the same period in 2009. Net cash used for capital expenditures decreased by $41 million primarily as a result of the completion of a power plant scrubber project. The cash savings related to efforts to reduce, defer or cancel capital expenditure programs enabled Genco to contribute net money pool advances of $41 million during the 2010 period.

CILCO’s cash used in investing activities decreased in the first three months of 2010, compared with the same period in 2009, as a result of a $44 million decrease in capital expenditures because of the completion of a power plant scrubber project at AERG. Capital expenditures related to the maintenance and reliability of the transmission and distribution system at CILCO were comparable between periods.

IP’s cash used in investing activities decreased in the first three months of 2010, compared with the same period in 2009, principally as a result of advances to AITC for construction under a joint ownership agreement, primarily related to ongoing independent power producer transmission projects, and funding of money pool advances during the 2009 period. Capital expenditures related to the maintenance and reliability of the transmission and distribution system increased $7 million in the first three months of 2010, compared with the same period in 2009, as the result of timing of payments.

Capital Expenditures

During the first quarter of 2010, Ameren’s Merchant Generation segment reduced its estimated capital costs by $435 million, compared to those disclosed in its Form 10-K. The reduction in estimated capital costs primarily related to a $420 million reduction in estimated costs to comply with state air quality implementation plans, the MPS, federal ambient air quality standards including ozone and fine particulates, and the federal Clean Air Visibility rule. Merchant Generation’s estimates could change depending upon additional federal or state requirements, the requirements under a MACT standard, new technology, and variations in costs of material or labor, or alternative compliance strategies, among other factors. These estimates in the table below contain all of Merchant Generation’s known capital costs to comply with existing and known emissions-related regulations as of March 31, 2010.

The following table provides estimates as of March 31, 2010 of capital expenditures that are expected to be incurred by the Ameren Companies from 2010 through 2014, including construction expenditures, capitalized interest for our Merchant Generation business and allowance for funds used during construction for our rate-regulated utility businesses, and estimated expenditures for compliance with environmental standards. The reduced estimates for Ameren’s Merchant Generation segment described above are reflected in the table below.

	2010	2011 - 2014		Total
UE	$695	$2,565-	$3,465	$3,260-	$4,160
CIPS	95	340-	460	435-	555
Genco	115	590-	950	705-	1,065
CILCO (Illinois Regulated)	60	250-	340	310-	400
CILCO (AERG)	5	130-	175	135-	180
IP	175	670-	910	845-	1,085
Other	50	125-	170	175-	220
Ameren(a)	$1,195	$4,670-	$6,470	$5,865-	$7,665

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

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

Cash Flows from Financing Activities

During the first three months of 2010, Ameren used existing cash and credit facility borrowings to fund its working capital needs, fund $91 million of common stock dividends and repay $33 million of net generator advances for construction related to ongoing independent power producer transmission projects. Comparatively, during the first three months of 2009, Ameren issued $350 million of senior secured notes and used the proceeds to reduce short-term debt and pay $82 million of common stock dividends. In addition, Ameren received $21 million of net advances from generators in the first quarter of 2009.

Efforts to reduce, defer and cancel capital expenditures enabled UE to use existing cash to fund its working capital needs during the first quarter of 2010. During the first quarter of 2009, UE issued $350 million of senior secured notes and used the proceeds to reduce short-term debt and reduce borrowings under an intercompany note with Ameren. Common stock dividends increased $6 million during the first three months of 2010 compared with the first three months of 2009.

CIPS’ net cash used in financing activities decreased during the three months ended March 31, 2010, compared with the first three months of 2009. This change was primarily a result of CIPS using existing cash to meet its working capital needs and fund $8 million in common stock dividends. During the first three months of 2009, CIPS used existing cash to fund a net reduction in short-term debt and money pool borrowings.

Genco’s cash used in financing activities decreased during the three months ended March 31, 2010, compared with the three months ended March 31, 2009, primarily as a result of a $29 million reduction in common stock dividends paid by EEI. Efforts to reduce, defer and cancel capital expenditures have resulted in reduced Genco financing activities as Genco has been able to use existing cash to meet working capital needs.

CILCO’s financing activities during the first quarter of 2010 resulted in a net use of cash, while such activities generated positive cash flows during the first quarter of 2009. During 2010, CILCO used existing cash to fund its working capital needs and fund a net repayment of intercompany borrowings with Ameren. During the first three months of 2009, CILCO used money pool borrowings and intercompany borrowings to meet its working capital needs and to repay short-term borrowings.

IP’s financing activities during the first quarter of 2010 resulted in a net use of cash, while such activities generated positive cash flows during the first quarter of 2009. During 2010, IP used existing cash to fund its working capital needs, fund $21 million of common stock dividends, and repay $34 million of net generator advances. During 2009, IP received $19 million of net generator advances related to ongoing independent power producer transmission projects, and a $58 million capital contribution from Ameren. The capital contribution was made to ensure IP maintained a capital structure of approximately 50% to 55% to equity.

Credit Facility Borrowings and Liquidity

The liquidity needs of the Ameren Companies are typically supported through the use of available cash, short-term intercompany borrowings, or drawings under committed bank credit facilities. See Note 3 - Credit Facility Borrowings and Liquidity under Part I, Item 1, of this report for additional information on credit facilities, short-term borrowing activity, relevant interest rates, and borrowings under Ameren’s utility and non-state-regulated subsidiary money pool arrangements.

The following table presents the committed bank credit facilities of Ameren and the Ameren Companies, and their availability, as of March 31, 2010:

Credit Facility	Expiration	Amount Committed	Amount Available
Ameren, UE and Genco:
2009 Multiyear credit agreements(a)(b)	July 2011	$1,300	$655	(c)
Ameren, CIPS, CILCO and IP:
2009 Illinois credit agreements	June 2011	800	800

(a)	The Ameren Companies may access these credit facilities through intercompany borrowing arrangements.
(b)	Includes the 2009 Multiyear Credit Agreement and the 2009 Supplemental Credit Agreement. The 2009 Supplemental Credit Agreement will terminate in July 2010 with all commitments and all outstanding amounts being consolidated with those under the 2009 Multiyear Credit Agreement and the combined maximum amount available to all borrowers being $1.0795 billion with the UE and Genco Borrowing Sublimits remaining the same and Ameren’s changing to $1.0795 billion.
(c)	In addition to amounts drawn on these facilities, the amount available is further reduced by standby letters of credit issued under the facilities. The amount of such letters of credit at March 31, 2010, was $15 million.

Another source of liquidity for the Ameren Companies from time to time is available cash and cash equivalents. At March 31, 2010, Ameren (on a consolidated basis), UE, CIPS, Genco, CILCO, and IP had cash and cash equivalents totaling $360 million, $55 million, $38 million, $6 million, $98 million, and $119 million, respectively.

The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to approval by FERC under the Federal Power Act. In March 2010, FERC issued an order authorizing the issuance of short-term debt securities subject to the following limits on outstanding balances: UE - $1 billion, CIPS - $300 million, and CILCO - $250 million. The authorization was effective as of April 1, 2010, and terminates on March 31, 2012. IP has unlimited short-term debt authorization from FERC.

Genco was authorized by FERC in its March 2010 order to have up to $500 million of short-term debt outstanding at any time. AERG and EEI have unlimited short-term debt authorization from FERC. On April 27, 2010, Genco filed an application with FERC requesting unlimited debt issuance authorization.

The issuance of short-term debt securities by Ameren is not subject to approval by any regulatory body.

The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements given changing business conditions. When business conditions warrant, changes may be made to existing credit facilities or other short-term borrowing arrangements.

Long-term Debt and Equity

The following table presents the issuances of common stock and the issuances of long-term debt (net of any issuance discounts and including any redemption premiums) for the three months ended March 31, 2010 and 2009, for the Ameren Companies. For additional information see Note 4 - Long-term Debt and Equity Financings under Part I, Item 1, of this report.

	Month Issued	Three Months
		2010	2009
Issuances
Long-term debt
UE:
8.45% Senior secured notes due 2039	March	$-	$349
Total Ameren long-term debt issuances		$-	$349
Common stock
Ameren:
DRPlus and 401(k)	Various	$20	$28
Total common stock issuances		$20	$28
Total Ameren long-term debt and common stock issuances		$20	$377

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

The following table presents information with respect to the Form S-3 shelf registration statements filed and effective for certain Ameren Companies as of March 31, 2010:

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

Ameren is also currently selling newly issued shares of its common stock under its 401(k) plan pursuant to an effective SEC Form S-8 registration statement. Under DRPlus and its 401(k) plan, Ameren issued a total of 0.8 million new shares of common stock valued at $20 million in the three months ended March 31, 2010.

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

Indebtedness Provisions and Other Covenants

See Note 4 - Credit Facility Borrowings and Liquidity and Note 5 - Long-term Debt and Equity Financings in the Form 10-K for a discussion of covenants and provisions contained in our bank credit facilities and in certain of the Ameren Companies’ indenture agreements and articles of incorporation.

At March 31, 2010, the Ameren Companies were in compliance with their credit facilities, indenture, and articles of incorporation provisions and covenants.

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

Dividends

Ameren paid to its stockholders common stock dividends totaling $91 million, or 38.5 cents per share, during the first three months of 2010 (2009 - $82 million or 38.5 cents per share). On April 27, 2010, Ameren’s board of directors declared a quarterly common stock dividend of 38.5 cents per share payable on June 30, 2010, to stockholders of record on June 9, 2010.

See Note 4 - Long-term Debt and Equity Financings under Part I, Item 1, of this report and Note 4 - Credit Facility Borrowings and Liquidity and Note 5 - Long-term Debt and Equity Financings in the Form 10-K for a discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At March 31, 2010, none of these circumstances existed at the Ameren Companies and, as a result, the Ameren Companies were allowed to pay dividends.

UE, CIPS, Genco, CILCO and IP as well as other certain nonregistrant Ameren subsidiaries are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for any officer or director of a public utility, as defined in the Federal Power Act, to participate in the making or paying of any dividend from any funds “properly included in capital account.” The meaning of this limitation has never been clarified under the Federal Power Act or FERC regulations; however, FERC has consistently interpreted the provision to allow dividends to be paid as long as (1) the source of the dividends is clearly disclosed, (2) the dividend is not excessive and (3) there is no self-dealing on the part of corporate officials. At a minimum, Ameren believes that dividends can be paid by its subsidiaries that are public utilities from net income and retained earnings. In addition, under Illinois law, CIPS, CILCO and IP may not pay any dividend on their respective stock, unless, among other things, their respective earnings and earned surplus are sufficient to declare and pay a dividend after provision is made for reasonable and proper reserves, or unless CIPS, CILCO or IP has specific authorization from the ICC.

The following table presents common stock dividends paid by Ameren Corporation and by Ameren’s subsidiaries to their respective parents for the three months ended March 31, 2010 and 2009:

	Three Months
	2010	2009
UE	$58	$52
CIPS	8	-
Genco	-	23
CILCO	4	-
IP	21	-
Nonregistrants	-	7
Dividends paid by Ameren	$91	$82

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

At March 31, 2010, total other obligations related to the procurement of coal, natural gas, nuclear fuel, methane gas, and electric capacity at Ameren, UE, CIPS, Genco, CILCO and IP were $6,511 million, $3,541 million, $313 million, $1,055 million, $972 million, and $618 million, respectively. Total other obligations, including commitments for the purchase of equipment and the unrecognized tax benefits, at March 31, 2010, for Ameren, UE, CIPS, Genco, CILCO and IP were $832 million, $498 million, $23 million, $81 million, $63 million, and $116 million, respectively.

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

S&P Ratings Actions

On February 25, 2010, S&P assigned improved business risk profiles to CIPS, CILCO, and IP. S&P changed the profiles of CIPS and IP from “strong” to “excellent” and the profile of CILCO from “satisfactory” to “strong”.

On April 30, 2010, S&P stated that the rate order issued by the ICC on April 29, 2010, to increase the Ameren Illinois Utilities’ base rates by $5 million in the aggregate was not conducive to credit quality. However, S&P also commented that any immediate rating or outlook revision in reaction to the order would be premature. S&P indicated that it will continue to evaluate the significance of the order and monitor the Ameren Illinois Utilities’ ability to manage their regulatory risk.

Fitch Ratings Actions

On January 22, 2010, Fitch announced new guidelines that affect its ratings of deferrable coupon hybrid securities and preferred stock for utility issuers. Under these new guidelines, Fitch will rate these securities two notches below the issuer’s senior unsecured debt ratings. Under prior guidelines, these securities were rated one notch below the issuer’s senior unsecured debt ratings. The ratings for UE, CIPS, CILCO and IP’s preferred stock, and for UE’s 7.69% subordinated deferrable interest debentures, were affected by this industry-wide methodology change.

Collateral Postings

Any adverse change in the Ameren Companies’ credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing and fuel, power and natural gas supply, among other things, resulting in a negative impact on earnings. Collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, at March 31, 2010, were $136 million, $14 million, $13 million, $23 million, and $57 million at Ameren, UE, CIPS, CILCO and IP, respectively. The amount of collateral external counterparties posted with Ameren was $19 million at March 31, 2010. Sub-investment-grade issuer or senior unsecured debt ratings (lower than “BBB-” or “Baa3” from S&P or Moody’s, respectively) at March 31, 2010, could have required Ameren, UE, CIPS, Genco, CILCO or IP to post additional collateral or other assurances for certain trade obligations amounting to $257 million, $89 million, $23 million, $29 million, $43 million, and $42 million, respectively.

In addition, changes in commodity prices could trigger additional collateral postings and prepayments at current credit ratings. If market prices were 15% higher than March 31, 2010, levels in the next twelve months and 20% higher thereafter through the end of the term of the commodity contracts, Ameren, UE, CIPS, Genco, CILCO or IP could be required to post additional collateral or other assurances for certain trade obligations up to approximately $54 million, $25 million, $- million, $- million, $2 million, and $- million, respectively. If market prices were 15% lower than March 31, 2010, levels in the next twelve months and 20% lower thereafter through the end of the term of the commodity contracts, Ameren, UE, CIPS, Genco, CILCO or IP could be required to post additional collateral or other assurances for certain trade obligations up to approximately $274 million, $129 million, $15 million, $- million, $49 million, and $40 million, respectively.

The cost of borrowing under our credit facilities can increase or decrease depending upon the credit ratings of the borrower. A credit rating is not a recommendation to buy, sell or hold securities. It should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the rating organization.

OUTLOOK

Below are some key trends that may affect the Ameren Companies’ financial condition, results of operations, or liquidity for the remainder of 2010 and beyond.

Economy and Capital and Credit Markets

In 2008 and 2009, global capital and credit markets experienced extreme volatility. While these markets have improved, we believe that these events have several continuing implications for our industry as a whole, including Ameren. They include the following:

•

Access to Capital Markets and Cost of Capital - The extreme disruption in the capital markets in 2008 and 2009 limited the ability of many companies, including the Ameren Companies, to freely access the capital and credit markets to support their operations and to refinance debt. Ameren and its subsidiaries continued to have access to the capital markets during the period. The cost of this access was at commercially acceptable but higher interest rates in the case of the issuance of certain debt securities in 2008 and 2009. During 2010, we have observed improved access to capital in the U.S. capital and credit markets and lower interest rates on new issuances of investment grade debt securities compared with 2008 and 2009. A future disruption in the capital markets could limit our ability to access the capital markets, which access our business depends on, and result in increased financing costs.

•

Credit Facilities - On June 30, 2009, Ameren and certain of its subsidiaries successfully reached definitive multiyear credit facility agreements. These facilities cumulatively provide $2.1 billion of credit through July 14, 2010, reducing to $1.8795 billion through June 30, 2011, and to $1.0795 billion through July 14, 2011. The costs of these credit facilities are significantly higher than the costs of the facilities they replaced. The costs to enter into the multiyear credit facility agreements were $40 million in the aggregate (UE - $11 million, CIPS - $3 million, Genco - $5 million, CILCO - $7 million, and IP - $7 million). The costs will be amortized over the term of the facilities. In addition, borrowing rates under the facilities increased significantly, including, in the case of Ameren, from LIBOR plus 0.5%, under the prior credit facilities, to LIBOR plus 2.75%.

•

Economic Conditions - Weak economic conditions have resulted in reduced power prices, particularly with respect to industrial sales, and higher financing costs, among other things. Weak economic conditions also expose the Ameren Companies to greater risk of default by counterparties, potentially higher bad debt expenses, and the risk of impairment of goodwill and long-lived assets, among other things. Based on the results of the annual goodwill impairment test completed as of October 31, 2009, the estimated fair value of Ameren’s Merchant Generation reporting unit exceeded its carrying value by a nominal amount. The failure in the future of this reporting unit, or any reporting unit, to achieve forecasted operating results and cash flows or a further decline of observable industry market multiples may reduce its estimated fair value below its carrying value and would likely result in the recognition of a goodwill impairment charge. Although we are unable to predict when the U.S. economy will fully recover from the economic downturn, economic conditions in our service territory have improved in 2010 resulting in higher weather-normalized end-use retail sales volume at Ameren’s rate-regulated utilities. We are unable to predict the ultimate impact of the weak economy on our results of operations, financial position, or liquidity.

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

•

Operating and Capital Expenditures - The Ameren Companies will continue to make significant levels of investments and incur expenditures for their electric and natural gas utility infrastructure in order to improve overall system reliability, comply with environmental regulations, and improve plant performance. However, during both 2008 and 2009, in response to the significant level of disruption and uncertainties in the capital and credit markets and weak economic conditions that reduced power prices and to help our customers with their future energy costs, we significantly reduced our planned capital expenditures for 2010 through 2014. In addition, during the first quarter of 2010, Ameren’s Merchant Generation segment reduced its estimated planned capital expenditures by an additional $435 million for 2010 through 2014 compared to those disclosed in the Form 10-K. Ameren also took steps to control operations and maintenance expenditures. Ameren is managing power plant outages and labor costs, among other things. In addition to the operations and maintenance expenditure reductions announced in the prior year, in May 2010, Ameren’s Merchant Generation segment announced the reduction of 75 full-time positions effective during the second quarter of 2010. The reduction of these positions, coupled with other planned spending reductions, is expected to reduce 2010 other operations and maintenance expenses to approximately $300 million in 2010. This is approximately 10% lower than other operations and maintenance expenses in 2009. Any expenditure control initiatives will be balanced against a continued long-term commitment to invest in our electric and natural gas infrastructure to provide safe, reliable electric and natural gas delivery services to our customers; to meet federal and state environmental, reliability, and other regulations; and the need to maintain a solid overall liquidity and credit ratings profile to meet our operating, capital, and financing needs.

•

Liquidity - At March 31, 2010, Ameren, on a consolidated basis, had available liquidity, in the form of cash on hand and amounts available under its existing credit facilities, of approximately $1.8 billion, which was $0.1 billion more than the available liquidity at March 31, 2009.

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

Current Capital Expenditure Plans

•

Between 2010 and 2017, Ameren expects to invest up to $1.45 billion, in the aggregate, to retrofit its coal-fired power plants with pollution control equipment in compliance with emissions-related environmental laws and regulations. Any pollution control investments will result in decreased plant availability during construction and significantly higher ongoing operating expenses.

Approximately 30% of this investment is expected to be in our Missouri Regulated operations, and it is therefore expected to be recoverable from ratepayers, subject to prudency reviews. Regulatory lag may materially impact the timing of such recovery and, therefore, our cash flows and related financing needs. The recoverability of amounts expended in Merchant Generation operations will depend on whether market prices for power adjust as a result of market conditions reflecting increased environmental costs for coal-fired generators.

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

•

In July 2008, UE filed an application with the NRC for a combined construction and operating license for a new 1,600-megawatt nuclear unit at UE’s existing Callaway County, Missouri, nuclear plant site. In June 2009, UE requested the NRC suspend review of the COLA and all activities related to the COLA. As of March 31, 2010, UE had capitalized approximately $67 million as construction work in progress related to the COLA. The incurred costs will remain capitalized while management assesses all options to maximize the value of its investment in this project. If all efforts are permanently abandoned with respect to the future construction of a new nuclear unit or management concludes it is probable the costs incurred will be disallowed in rates, it is possible that a charge to earnings could be recognized in a future period.

•

UE intends to submit a license extension application with the NRC to extend its existing Callaway nuclear plant’s operating license by 20 years so that the operating license will expire in 2044. UE cannot predict whether or when the NRC will approve the license extension.

•

Over the next few years, we expect to make significant investments in our electric and natural gas infrastructure and to incur increased operations and maintenance expenses to improve overall system reliability. We are committed to synchronizing our operations and maintenance spending and capital investments within our rate-regulated businesses with the revenue and related cash flow levels provided by our regulators. We expect these costs or investments at our rate-regulated businesses to be ultimately recovered in rates, subject to prudency reviews by regulators, although rate case outcomes and regulatory lag could materially impact the timing of such recovery and, therefore, our cash flows, related financing needs and the timing in which we are able to proceed with these projects. We are projecting higher labor and material costs for these capital expenditures.

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

Revenues

•

The earnings of UE, CIPS, CILCO and IP are largely determined by the regulation of their rates by state agencies. Rising costs, including labor, material, depreciation and financing costs, coupled with increased capital and operations and maintenance expenditures targeted at enhanced distribution system reliability and environmental compliance, are expected. Ameren, UE, CIPS, CILCO and IP anticipate regulatory lag until their requests to increase rates to recover such costs on a timely basis are granted by state regulators. Ameren, UE, CIPS, CILCO and IP expect to file rate cases frequently. UE currently expects to file natural gas and electric rate cases in 2010.

•	In current and future rate cases, UE, CIPS, CILCO and IP will continue to seek cost recovery and tracking mechanisms from their state regulators to reduce the effects of regulatory lag.

•	On April 29, 2010, the ICC issued a consolidated order approving a net increase in annual revenues for electric delivery service of $32 million in the aggregate (CIPS -

$17 million increase, CILCO - $1 million increase, and IP - $14 million increase) and a net decrease in annual revenues for natural gas delivery service of $27 million in the aggregate (CIPS - $3 million decrease, CILCO - $9 million decrease, and IP - $15 million decrease), based on a 9.9% to 10.3% return on equity with respect to electric delivery service and a 9.2% to 9.4% return on equity with respect to natural gas delivery service. These rate changes became effective on May 6, 2010. On May 6, 2010, the ICC amended the April 2010 rate order to correct a technical error in the calculation of cash working capital, which resulted in an additional increase in annual revenues totaling $10 million in the aggregate. The ICC consolidated rate order, as amended, approves a net increase in annual revenues for electric delivery service of $35 million in the aggregate (CIPS - $18 million increase, CILCO - $2 million increase, and IP - $15 million increase) and a net decrease in annual revenues for natural gas delivery service of $20 million in the aggregate (CIPS - $2 million decrease, CILCO - $7 million decrease, and IP - $11 million decrease). The rate changes relating to the error correction will become effective May 12, 2010. In response to the ICC consolidated rate order and amended rate order, the Ameren Illinois Utilities intend to take immediate action to address the financial pressures created on the respective companies. See Note 2 - Rate and Regulatory Matters under Part I, Item 1, of this report. The Ameren Illinois Utilities filed a motion to stay certain decisions in the ICC order on May 7, 2010, and will seek a rehearing. The Ameren Illinois Utilities may subsequently appeal the ICC rate order. The Ameren Illinois Utilities cannot predict if their requests for an ICC stay of certain decisions and/or rehearing are granted or, in the event the requests are denied by the ICC, whether court appeals will be filed and their ultimate outcome.

•

The ICC order confirmed the previously approved 80% allocation of fixed non-volumetric residential and commercial natural gas customer charges, and approved a higher percentage of recovery of fixed non-volumetric electric residential and commercial customer charges. The percentage of costs to be recovered through fixed non-volumetric electric residential and commercial customer and meter charges increased from 27% to 40%. This increase will impact quarterly results of operations and cash flows, but is not expected to have any impact on annual margins.

•

The ICC issued a consolidated order in September 2008 approving a net increase in annual revenues for electric delivery service. These rate changes were effective on October 1, 2008. The Ameren Illinois Utilities made a pledge to keep the overall residential electric bill increase resulting from these rate changes during the first year to less than 10% for each utility. As a result, IP did not recover approximately $10 million in revenue during the first year the electric delivery service rates were in effect. IP was able to recover the full amount of the ICC-approved rate increase beginning October 1, 2009. As a result, IP recognized a $2 million increase in electric margins during the first three months of 2010. IP expects to earn an additional $6 million during the remainder of 2010.

•

Ameren FERC jurisdictional electric transmission rates are updated on June 1 of each year. Based on preliminary transmission rate calculations that will become effective on June 1, 2010, the Ameren Illinois Utilities anticipate additional revenues of between $15 million and $18 million over the last seven months of 2010 compared to the same period in 2009. The increase is due, in part, to a significant increase in transmission assets placed into service during 2009, as well as higher equity levels as a result of Ameren’s capital contributions to CIPS, CILCO and IP in 2009.

•

UE filed a request with the MoPSC in July 2009 to increase its annual revenues for electric service. The currently pending request, as amended, seeks to increase annual revenues from electric service by $287 million. Included in this increase request is approximately $118 million of anticipated increases in normalized net fuel costs in excess of the net fuel costs included in base rates previously authorized by the MoPSC in its January 2009 electric rate order. The balance of the increase request is based primarily on investments made to continue system wide reliability improvements for customers, increases in costs essential to generating and delivering electricity, and higher financing costs. The electric rate increase request, as amended, is based on a 10.8% return on equity, a capital structure composed of 51.3% equity, a rate base of $6 billion, and a test year ended March 31, 2009, with certain pro-forma adjustments through the true-up date of January 31, 2010. The MoPSC staff’s recommendation, as amended, is to increase UE’s annual revenues by $165 million based on a return on equity of 9.35%. Included in this recommendation was approximately $107 million of increases in normalized net fuel costs. UE, MoPSC staff, and other parties have agreed to several stipulations resolving various revenue requirement issues, which have been approved by the MoPSC and will be implemented with the effective date of the final rate order. See Note 2 - Rate and Regulatory Matters under Part I, Item 1, of this report. The MoPSC proceeding relating to the proposed electric service rate changes will take place over a period of up to 11 months, and a decision by the MoPSC in such proceeding is required by the end of June 2010.

•

As part of its filing, UE also requested that the MoPSC approve the implementation of a storm restoration cost tracker as well as the continued use of the FAC and the vegetation management and infrastructure inspection cost tracking mechanism that the MoPSC previously authorized in its January 2009 electric rate order. The storm restoration cost tracker would permit UE a more timely recovery of storm restoration operations and maintenance expenditures.

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

•

Even though Taum Sauk was not available to generate electricity for off-system revenues during 2009, UE included $19 million in the calculation of the FAC as if Taum Sauk had generated off-system revenues. Therefore, UE’s customers received the benefit of Taum Sauk’s historical off-system revenues even though the plant was not operational. Upon Taum Sauk’s return to service, which occurred in April 2010, UE’s earnings and cash flows from operations will increase since the adjustment factor will be eliminated from the FAC calculation. Taum Sauk is expected to increase UE’s 2010 margins by $16 million.

•

UE provides power to Noranda’s smelter plant in New Madrid, Missouri, which has historically used approximately four million megawatthours of power annually, making Noranda UE’s single largest customer. As a result of a severe ice storm in January 2009, Noranda’s smelter plant experienced a power outage related to non-UE lines that deliver power to the substation serving the plant. Electric sales to Noranda have gradually increased since the storm and, in March 2010, the plant was restored to full capacity. As a result, UE expects its margins from sales to Noranda will increase by approximately $40 million in 2010 compared with 2009. The parties to UE’s pending electric rate case have agreed to a mechanism that will prospectively address the significant lost revenues UE could incur due to future operational issues at Noranda’s smelter plant in southeast Missouri. The agreement will permit UE, when a significant loss of service occurs at the Noranda plant, to sell the power not taken by Noranda and use the proceeds of those sales to offset the revenues lost from Noranda. UE will be allowed to keep the amount of revenues necessary to compensate UE for significant Noranda usage reductions but any excess revenues above the level necessary to compensate UE would be refunded to retail customers through the FAC. This stipulation was approved by the MoPSC and will be implemented with the effective date of the final order.

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

•

Volatile power prices in the Midwest can affect the amount of revenues Ameren, Genco and CILCO (through AERG) generate by marketing power into the wholesale and spot markets and can influence the cost of power purchased in the spot markets. Spot power prices in the MISO were lower in 2009 than in 2008 and continued to decline in the first quarter of 2010. Spot market prices can be significantly affected by any prospect of global economic recovery, among other things.

•

With few scheduled maintenances outages in 2010 through 2012, the Merchant Generation segment expects to have available generation from its coal-fired plants of 35 million megawatthours in each year. However, the Merchant Generation segment’s actual generation levels will be significantly impacted by market prices for power in those years, among other things.

•

The availability and performance of Genco’s, AERG’s and EEI’s electric generation fleet can materially affect their revenues. The Merchant Generation segment expects to generate 29 million megawatthours of power from its coal-fired plants in 2010 (Genco - 14 million, AERG - 7 million, EEI - 8 million) based on expected power prices. Should power prices rise more than expected, the Merchant Generation segment has the capacity and availability to sell more generation.

•

The marketing strategy for the Merchant Generation segment is to optimize generation output in a low risk manner to minimize volatility of earnings and cash flow, while seeking to capitalize on its low-cost generation fleet to provide solid, sustainable returns. To accomplish this strategy, the Merchant Generation segment has established hedge targets for near-term years. Through a mix of physical and financial sales contracts, Marketing Company targets to hedge Merchant Generation’s expected output by 80% to 90% for the following year, 50% to 70% for two years out, and 30% to 50% for three years out. As of March 31, 2010, Marketing Company had hedged approximately 26 million megawatthours of Merchant Generation’s expected 2010 generation, at an average price of $47 per megawatthour. For 2011, Marketing Company had hedged approximately 19 million megawatthours of Merchant Generation’s forecasted generation sales at an average price of $48 per megawatthour. For 2012, Marketing Company had hedged approximately 13 million megawatthours of Merchant Generation’s forecasted generation sales at an average price of $53 per megawatthour. Marketing Company has also entered into capacity-only sales contracts for 2010, 2011, and 2012, resulting in expected capacity-only revenues related to these contracts of $65 million, $45 million, and $15 million, respectively. Any unhedged sales will be exposed to relevant market prices at the time of the sale.

•	The development of a capacity market in MISO could increase the electric margins of Genco and AERG. A capacity requirement obligates a load serving entity to

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

Fuel and Purchased Power

•

In 2009, 83% of Ameren’s electric generation (UE - 75%, Genco - 99%, AERG - 100%, EEI - 100%) was supplied by coal-fired power plants. About 96% of the coal used by these plants (UE - 96%, Genco - 99%, AERG - 89%, EEI - 100%) was delivered by rail from the Powder River Basin in Wyoming. In the past, deliveries from the Powder River Basin have occasionally been restricted because of rail maintenance, weather, and derailments. As of March 31, 2010, coal inventories for the Ameren Companies were at targeted levels. However, Merchant Generation is targeting a reduction in its coal inventories below historical levels by the end of 2010 in order to increase liquidity. Disruptions in coal deliveries could cause UE, Genco and AERG to pursue a strategy that could include reducing sales of power during low-margin periods, buying higher-cost fuels to generate required electricity, or purchasing power from other sources.

•

Ameren’s fuel costs (including transportation) are expected to increase in 2010 and beyond. As of March 31, 2010, the average cost of Merchant Generation’s baseload hedged fuel costs, which include coal, transportation, diesel fuel surcharges, and other charges, was approximately $22.50 per megawatthour in 2010, $25.50 per megawatthour in 2011, and $26.50 per megawatthour in 2012. See Item 3 - Quantitative and Qualitative Disclosures About Market Risk of this report for additional information about the percentage of fuel and transportation requirements that are price-hedged for 2010 through 2014.

Other Costs

•

In December 2005, there was a breach of the upper reservoir at UE’s Taum Sauk pumped-storage hydroelectric facility. This resulted in significant flooding in the local area, which damaged a state park. UE settled with the FERC and the state of Missouri all issues associated with the December 2005 Taum Sauk incident. UE has property and liability insurance coverage for the Taum Sauk incident, subject to certain limits and deductibles. Insurance does not cover lost electric margins or penalties paid to FERC. UE received approval from FERC to rebuild the upper reservoir at its Taum Sauk plant. The rebuilt Taum Sauk plant became fully operational in April 2010. The cost to rebuild the upper reservoir was in the range of $490 million. Under UE’s insurance policies, all claims by or against UE are subject to review by its insurance carriers. In July 2009, three insurance carriers filed a petition against Ameren in the Circuit Court of St. Louis County, Missouri, seeking a declaratory judgment that the property insurance policy does not require these three insurers to indemnify Ameren for their share of the entire cost of construction associated with the facility rebuild design being used. The three insurers allege that they, along with the other policy participants, presented a rebuild design that was consistent with their insurance coverage obligations and that the insurance policies do not require these insurers to pay their share of the costs of construction associated with the design being used. These insurers have estimated a cost of approximately $214 million for their rebuild design compared to the estimated $490 million cost of the design approved by FERC and implemented by Ameren. Ameren has filed an answer and counterclaim in the Circuit Court of St. Louis County, Missouri, against these insurers. The counterclaim asserts that the three insurance carriers have breached their obligations under the property insurance policies issued to Ameren and UE. The insurers that are parties to the litigation represent approximately 40%, on a weighted-average basis, of the property insurance policy coverage between the disputed amounts of $214 million and $490 million. Until Ameren’s remaining insurance claims and the related litigation are resolved, among other things, we are unable to determine the total impact the breach could have on Ameren’s and UE’s results of operations, financial position, and liquidity beyond those amounts already recognized. Ameren and UE expect to recover, through insurance, 80% to 90% of the total property insurance claim for the Taum Sauk incident. Beyond insurance, the recoverability of any Taum Sauk facility rebuild costs from customers is subject to the terms and conditions set forth in UE’s November 2007 State of Missouri settlement agreement. Certain costs associated with the Taum Sauk facility not recovered from property insurers may be recoverable from UE’s electric customers through rates established in rate cases filed subsequent to the in-service date of the rebuilt facility. As of March 31, 2010, UE had capitalized in property and plant qualifying Taum Sauk-related costs of $100 million that UE believes qualify for potential recovery in electric rates under the terms of the November 2007 State of Missouri Settlement. The inclusion of such costs in UE’s electric rates is subject to review and approval by the MoPSC in a future rate case. Any amounts not recovered through insurance, in electric rates, or otherwise, could result in charges to earnings, which could be material. See Note 9

- Commitments and Contingencies under Part I, Item 1, of this report for further discussion of Taum Sauk matters.

•

UE’s Callaway nuclear plant’s scheduled refueling and maintenance outage commenced on April 17, 2010, and is expected to last 35 days. During a scheduled outage, which occurs every 18 months, maintenance and purchased power costs increase, and the amount of excess power available for sale decreases, compared with non-outage years.

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

•

The U.S. Congress is considering legislation that would require additional government regulation of derivative and OTC transactions and that could expand collateral requirements. Legislation of this nature, if finalized and signed into law by the President, could reduce the effectiveness of hedging, increasing the volatility of earnings, and could require increased collateral postings.

•

In 2010, President Obama signed into law a health care reform bill that makes several fundamental changes to the U.S. health care system. In March 2010, Ameren recorded a $13 million charge relating to the taxation of the Medicare Part D subsidy. The Ameren Companies are currently evaluating the long-term effects of this reform and the health care benefits they currently offer their employees and retirees. Until that review is completed, Ameren is unable to estimate the effects of the new law on its results of operations, financial position and liquidity.

•	Ameren and Genco are evaluating alternative operational modes for the Meredosia and Hutsonville plants.

•

In an attempt to improve access to capital, reduce financing costs, and enhance administrative efficiencies, among other things, in April 2010, CIPS, CILCO and IP entered into a merger agreement under which CILCO and IP will be merged with and into CIPS. As a result of the merger, in addition to the rate-regulated businesses of CILCO and IP, CIPS will also acquire CILCO’s merchant electric generation business, AERG. As one of a series of transactions that have been or will be taken to consolidate Ameren’s merchant electric generation businesses, following the effective time of the merger, CIPS will distribute all of its shares of AERG common stock to Ameren with the subsequent contribution by Ameren of the AERG common stock to Resources Company. See Note 14 - Corporate Reorganization under Part I, Item 1, of this report for additional information.

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

Interest Rate Risk

We are exposed to market risk through changes in interest rates. The following table presents the estimated increase in our annual interest expense and decrease in annual net income that would result if interest rates on variable-rate debt outstanding at March 31, 2010 were to increase by 1%:

	Interest Expense		Net Income(a)
Ameren(b)	$9		$(6)
UE	2		(1)
CIPS	(c	)	(c )
Genco	1		(1)
CILCO	2		(2)
IP	(c	)	(c )

(a)	Calculations are based on an effective tax rate of 38%.
(b)	Includes intercompany eliminations.
(c)	Less than $1 million

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

Credit Risk

Credit risk represents the loss that would be recognized if counterparties fail to perform as contracted. Exchange-traded contracts are supported by the financial and credit quality of the clearing members of the respective exchanges and have nominal credit risk. In all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction. See Note 6 - Derivative Financial Instruments under Part I, Item 1, of this report for information on the potential loss on counterparty exposure as of March 31, 2010.

Our revenues are primarily derived from sales or delivery of electricity and natural gas to customers in Missouri and Illinois. Our physical and financial instruments are subject to credit risk consisting of trade accounts receivable and executory contracts with market risk exposures. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups who make up our customer base. At March 31, 2010, no nonaffiliated customer represented more than 10%, in the aggregate, of our accounts receivable. UE and the Ameren Illinois Utilities continue to monitor the impact of increasing rates and a weak economic environment on customer collections. UE and the Ameren Illinois Utilities make adjustments to their allowance for doubtful accounts as deemed necessary, to ensure that such allowances are adequate to cover estimated uncollectible customer account balances.

UE, CIPS, Genco, CILCO, AERG, IP, AFS and Marketing Company may have credit exposure associated with interchange or wholesale purchase and sale activity with nonaffiliated companies. At March 31, 2010, UE’s, CIPS’, Genco’s, CILCO’s, AERG’s, IP’s, AFS’ and Marketing Company’s combined credit exposure to nonaffiliated non-investment-grade trading counterparties was $2 million, net of collateral (2009 - $1 million). We establish credit limits for these counterparties and monitor the appropriateness of these limits on an ongoing basis through a credit risk management program that involves daily exposure reporting to senior management, master trading and netting agreements, and credit support, such as letters of credit and parental guarantees. We also analyze each counterparty’s financial condition before we enter into sales, forwards, swaps, futures, or option contracts, and we monitor counterparty exposure associated with our leveraged lease. We estimate our credit exposure to MISO associated with the MISO Energy and Operating Reserves Market to be $35 million at March 31, 2010 (2009 - $33 million).

Equity Price Risk

Our costs of providing defined benefit retirement and postretirement benefit plans are dependent upon a number of factors, including the rate of return on plan assets. To the extent the value of plan assets declines, the effect would be reflected in net income and OCI or regulatory assets, and in the amount of cash required to be contributed to the plans.

Commodity Price Risk

We are exposed to changes in market prices for electricity, emission allowances, fuel, and natural gas. UE’s, Genco’s and AERG’s risks of changes in prices for power sales are partially hedged through sales agreements. Genco and AERG also seek to sell power forward to wholesale, municipal, and industrial customers to limit exposure to changing prices. We also attempt to mitigate financial risks through structured risk management programs and policies, which include forward-hedging programs, and the use of derivative financial instruments (primarily forward contracts, futures contracts, option contracts, and financial swap contracts). However, a portion of the generation capacity of UE, Genco and AERG is not contracted through physical or financial hedge arrangements and is therefore exposed to volatility in market prices.

The following table presents how Ameren’s cumulative net income might decrease if power prices were to decrease by 1% on unhedged economic generation for the remaining three quarters of 2010 through 2014:

Net Income(a)
Ameren(b)	$(24)
UE	(7)
Genco	(15)
CILCO (AERG)	(4)

(a)	Calculations are based on an effective tax rate of 38%.
(b)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

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

We manage risks associated with changing prices of fuel for generation using techniques similar to those used to manage risks associated with changing market prices for electricity. Most UE, Genco and AERG fuel supply contracts are physical forward contracts. Genco and AERG do not have the ability to pass through higher fuel costs to their customers for electric operations. Prior to March 2009, UE did not have this ability either except through a general rate proceeding. As a part of the January 2009 MoPSC electric rate order, UE was granted permission to put a FAC in place, which became effective March 1, 2009. UE remains exposed to 5% of changes in its fuel and purchased power costs, net of off-system revenues. UE, Genco and AERG have entered into long-term contracts with various suppliers to purchase coal to manage their exposure to fuel prices. The coal hedging strategy is intended to secure a reliable coal supply while reducing exposure to commodity price volatility. Price and volumetric risk mitigation is accomplished primarily through periodic bid procedures, whereby the amount of coal purchased is determined by the current market prices and the minimum and maximum coal purchase guidelines for the given year. UE, Genco and AERG generally purchase coal up to five years in advance, but we may purchase coal beyond five years to take advantage of favorable deals or market conditions. The strategy also allows for the decision not to purchase coal to avoid unfavorable market conditions.

Transportation costs for coal and natural gas can represent a significant portion of fuel costs. UE, Genco and AERG typically hedge coal transportation forward to provide supply certainty and to mitigate transportation price volatility. Natural gas transportation expenses for Ameren’s gas distribution utility companies and the gas-fired generation units of UE and Genco are regulated by FERC through approved tariffs governing the rates, terms, and conditions of transportation and storage services. Certain firm transportation and storage capacity agreements held by the Ameren Companies include rights to extend the contracts prior to the termination of the primary term. Depending on our competitive position, we are able in some instances to negotiate discounts to these tariff rates for our requirements.

The following table presents the percentages of the projected required supply of coal and coal transportation for our coal-fired power plants, nuclear fuel for UE’s Callaway nuclear plant, natural gas for our CTs, and retail distribution, as appropriate, and purchased power needs of CIPS, CILCO and IP, which own no generation, that are price-hedged over the remainder of 2010 through 2014, as of March 31, 2010. The projected required supply of these commodities could be significantly affected by changes in our assumptions for such matters as customer demand for our electric generation and our electric and natural gas distribution services, generation output, and inventory levels, among other matters.

	2010	2011	2012 - 2014
Ameren:
Coal	100%	71%	15%
Coal transportation	100	93	39
Nuclear fuel	100	99	71
Natural gas for generation	68	15	-
Natural gas for distribution(a)	58	35	14
Purchased power for Illinois Regulated(b)	68	55	16
UE:
Coal	100%	72%	14%
Coal transportation	100	100	43
Nuclear fuel	100	99	71
Natural gas for generation	78	15	-
Natural gas for distribution(a)	56	36	19
CIPS:
Natural gas for distribution(a)	55%	32%	12%
Purchased power(b)	68	55	16

	2010	2011	2012 - 2014
Genco:
Coal	100%	69%	15%
Coal transportation	100	79	27
Natural gas for generation	100	35	-
CILCO:
Coal (AERG)	100%	70%	18%
Coal transportation (AERG)	100	100	56
Natural gas for distribution(a)	52	37	15
Purchased power(b)	68	55	16
IP:
Natural gas for distribution(a)	62%	34%	12%
Purchased power(b)	68	55	16

(a)	Represents the percentage of natural gas price hedged for peak winter season of November through March. The year 2010 represents November 2010 through March 2011. The year 2011 represents November 2011 through March 2012. This continues each successive year through March 2015.
(b)	Represents the percentage of purchased power price-hedged for fixed-price residential and small commercial customers with less than one megawatt of demand. Larger customers are purchasing power from the competitive markets. See Note 9 - Commitments and Contingencies under Part I, Item 1, of this report for a discussion of the Illinois power procurement process and for additional information on the Ameren Illinois Utilities’ purchased power commitments.

The following table shows how our cumulative fuel expense might increase and how our cumulative net income might decrease if coal and coal transportation costs were to increase by 1% on any requirements not currently covered by fixed-price contracts for the period 2010 through 2014.

	Coal		Transportation
	Fuel Expense	Net Income(a)	Fuel Expense	Net Income(a)
Ameren	$19	$(12)	$17	$(11)
UE	10	(7)	7	(5)
Genco	7	(4)	9	(5)
CILCO (AERG)	2	(1)	1	(1)

(a)	Calculations are based on an effective tax rate of 38%.

In addition, coal and coal transportation costs are sensitive to the price of diesel fuel as a result of rail freight fuel surcharges. Ameren utilizes a combination of swaps and purchased call options to price cap and price hedge this exposure. If diesel fuel costs were to increase or decrease by $0.25/gallon, Ameren’s fuel expense could increase or decrease by $8 million annually for 2010 (UE - $3 million, Genco - $4 million, AERG - $1 million). As of March 31, 2010, Ameren had a price cap for approximately 94% of expected fuel surcharges in 2010.

In the event of a significant change in coal prices, UE, Genco, and AERG would probably take actions to further mitigate their exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this sensitivity analysis assumes no change in our financial structure or fuel sources.

With regard to exposure for commodity price risk for nuclear fuel, UE has both fixed-priced and base-price-with- escalation agreements. It also uses inventories that provide some price hedge to fulfill its Callaway nuclear plant needs for uranium, conversion, enrichment, and fabrication services. There is no fuel reloading scheduled for 2012. UE has price hedges for 84% of the 2010 to 2014 nuclear fuel requirements.

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

Fair Value of Contracts

Most of our commodity contracts that meet the definition of derivatives qualify for treatment as NPNS. We use derivatives principally to manage the risk of changes in market prices for natural gas, coal, diesel, electricity, uranium, and emission allowances. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the three months ended March 31, 2010. We use various methods to determine the fair value of our contracts. In accordance with authoritative guidance for fair value hierarchy levels, our sources used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). All of these contracts have maturities of less than five years. See Note 7 - Fair Value Measurements under Part I, Item 1, of this report for further information regarding the methods used to determine the fair value of these contracts.

Three Months Ended March 31, 2010	Ameren(a)	UE	CIPS	Genco	CILCO	IP
Fair value of contracts at beginning of period, net	$17	$16	$(155)	$21	$(75)	$(247)
Contracts realized or otherwise settled during the period	3	1	12	(1)	6	21
Changes in fair values attributable to changes in valuation technique and assumptions	-	-	-	-	-	-
Fair value of new contracts entered into during the period	5	2	(2)	2	(2)	(3)
Other changes in fair value	(80)	(5)	(73)	(3)	(59)	(123)
Fair value of contracts outstanding at end of period, net	$(55)	$14	$(218)	$19	$(130)	$(352)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

The following table presents maturities of derivative contracts as of March 31, 2010, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren:
Level 1	$-	$(8)	$(2)	$-	$(10)
Level 2(a)	29	-	-	-	29
Level 3(b)	(50)	(16)	(8)	-	(74)
Total	$(21)	$(24)	$(10)	$-	$(55)
UE:
Level 1	$(4)	$(4)	$(2)	$-	$(10)
Level 2(a)	9	-	-	-	9
Level 3(b)	5	11	(1)	-	15
Total	$10	$7	$(3)	$-	$14
CIPS:
Level 1	$-	$(1)	$-	$-	$(1)
Level 2(a)	-	-	-	-	-
Level 3(b)	(93)	(123)	(1)	-	(217)
Total	$(93)	$(124)	$(1)	$-	$(218)
Genco:
Level 1	$(1)	$(1)	$-	$-	$(2)
Level 2(a)	-	-	-	-	-
Level 3(b)	11	10	-	-	21
Total	$10	$9	$-	$-	$19
CILCO:
Level 1	$(1)	$(1)	$-	$-	$(2)
Level 2(a)	-	-	-	-	-
Level 3(b)	(55)	(71)	(2)	-	(128)
Total	$(56)	$(72)	$(2)	$-	$(130)
IP:
Level 1	$(3)	$(2)	$-	$-	$(5)
Level 2(a)	-	-	-	-	-
Level 3(b)	(144)	(199)	(4)	-	(347)
Total	$(147)	$(201)	$(4)	$-	$(352)

(a)	Principally fixed-price vs. floating over-the-counter power swaps, power forwards, and fixed-price vs. floating over-the-counter natural gas swaps.
(b)	Principally power forward contract values based on a Black-Scholes model that includes information from external sources and our estimates. Level 3 also includes option contract values based on our estimates.

ITEM 4 and ITEM 4T. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon those evaluations, the principal executive officer and principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Change in Internal Controls

There has been no change in any of the Ameren Companies’ internal control over financial reporting during their most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, each of their internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. Material legal and administrative proceedings discussed in Note 2 - Rate and Regulatory Matters, and Note 9 - Commitments and Contingencies under Part I, Item 1, of this report and incorporated herein by reference, include the following:

•	rate adjustment proceedings for UE pending before the MoPSC;

•	rehearing of the ICC electric and natural gas consolidated rate order issued in April 2010;

•	FERC proceedings, including a dispute between MISO and PJM regarding the calculation of certain charges;

•	UE’s Notice of Violation related to NSR and NSR investigations at Genco, AERG and EEI;

•	remediation matters associated with MGP and waste disposal sites of the Ameren Companies;

•	litigation associated with the breach of the upper reservoir at UE’s Taum Sauk pumped-storage hydroelectric facility; and

•	asbestos-related litigation associated with UE, CIPS, Genco, CILCO and IP.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors disclosed in Part I, Item 1A. Risk Factors in the Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents Ameren Corporation’s purchases of equity securities reportable under Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased(a)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2010	23,278	27.71	-	-
February 1 - February 28, 2010	19,365	24.71	-	-
March 1 - March 31, 2010	-	-	-	-
Total	42,643	26.35	-	-

(a)	Included in January were 23,128 shares of Ameren common stock purchased by Ameren in open-market transactions pursuant to Ameren’s 2006 Omnibus Incentive Compensation Plan in satisfaction of Ameren’s obligations for Ameren board of directors’ compensation awards. The remaining shares of Ameren common stock were purchased by Ameren in open-market transactions pursuant to Ameren’s 2006 Omnibus Incentive Compensation Plan in satisfaction of Ameren’s obligation to distribute shares of common stock for vested performance units. Included in February were 19,365 shares of Ameren common stock purchased by Ameren from employee participants to satisfy participants’ tax obligations incurred by the release of restricted shares of Ameren common stock under Ameren’s Long-term Incentive Plan of 1998 and to satisfy Ameren’s obligation in February and March to distribute shares of common stock for vested performance share units. Ameren does not have any publicly announced equity securities repurchase plans or programs.

None of the other registrants purchased equity securities reportable under Item 703 of Regulation S-K during the period from January 1, 2010 to March 31, 2010.

ITEM 6.	EXHIBITS.

The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Ameren CIPS CILCO IP	Agreement and Plan of Merger, dated as of April 13, 2010, among CIPS, CILCO and IP	Annex A to Part I, File No. 333-166095
Instruments Defining the Rights of Security Holders
4.1	Ameren CIPS	Second Supplemental Indenture to the CIPS Indenture, dated as of March 1, 2010	Exhibit 4.17, File No. 333-166095
Statement re: Computation of Ratios
12.1	Ameren	Ameren’s Statement of Computation of Ratio of Earnings to Fixed Charges
12.2	UE	UE’s Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.3	CIPS	CIPS’ Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.4	Genco	Genco’s Statement of Computation of Ratio of Earnings to Fixed Charges
12.5	CILCO	CILCO’s Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.6	IP	IP’s Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	UE	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of UE
31.4	UE	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of UE
31.5	CIPS	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of CIPS
31.6	CIPS	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of CIPS
31.7	Genco	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Genco
31.8	Genco	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Genco
31.9	CILCO	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of CILCO

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
31.10	CILCO	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of CILCO
31.11	IP	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of IP
31.12	IP	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of IP
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	UE	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of UE
32.3	CIPS	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of CIPS
32.4	Genco	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Genco
32.5	CILCO	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of CILCO
32.6	IP	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of IP
XBRL – Related Documents
101.INS*	Ameren	XBRL Instance Document
101.SCH*	Ameren	XBRL Taxonomy Extension Schema Document
101.CAL*	Ameren	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Ameren	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Ameren	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report is the following financial information from Ameren’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income for the three months ended March 31, 2010 and 2009, (ii) the Consolidated Balance Sheet at March 31, 2010, and December 31, 2009, (iii) the Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009, and (iv) the Combined Notes to the Financial Statements for the three months ended March 31, 2010, tagged as blocks of text. These Exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

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

Date: May 10, 2010